Form 10-Q
period 1996-03-31
NORTH AMERICAN INTEGRATED MARKETING INC
filed 1996-05-15
CIK 847388

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ----------------------

(MARK ONE)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ........ to .......


                        COMMISSION FILE NUMBER 33-27603

                            ----------------------

                   NORTH AMERICAN INTEGRATED MARKETING, INC.

             (Exact name of registrant as specified in its charter)


           Delaware                                       22-2942013
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)


                         999 McBride Avenue, Suite 200A
                        West Paterson, New Jersey  07424
                    (Address of principal executive offices)


                                 (201) 890-7330
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                YES    X     NO
                                                      ----      ---- -

ITEM 1. FINANCIAL STATEMENTS
Please refer to the following pages for the financial statements of North American Integrated Marketing, Inc. (the "Company") for the first quarterly period ended March 31, 1996

                   NORTH AMERICAN INTEGRATED MARKETING, INC.
                                BALANCE SHEETS
                                  (UNAUDITED)

                                    ASSETS

                                                                    3/31/96                     12/31/96
                                                                  ----------                   ----------
CURRENT ASSETS
  Cash                                                            $  158,982                   $  520,865
  Accounts receivable, less allowance for
   doubtful accounts of $32,093 and $29,093                        3,835,771                    1,553,619
  Prepaid and deferred expenses, and other assets                    158,282                      117,482
                                                                  ----------                   ----------
    Total current assets                                           4,153,035                    2,191,966

FURNITURE AND EQUIPMENT, at cost less
 accumulated depreciation                                            287,724                      230,444
                                                                  ----------                   ----------
TOTAL ASSETS                                                      $4,440,759                   $2,442,410
                                                                  ==========                   ==========

                LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                $  111,868                   $   84,894
  Accounts payable-related company                                 3,770,493                    1,893,205
  Income taxes payable                                                84,860                       38,503
  Accrued expenses and other current liabilities                     106,227                       93,360
  Deferred revenue                                                         -                       43,300
  Current maturities of long-term debt                                16,928                       16,928
                                                                  ----------                   ----------
    Total current liabilities                                      4,090,376                    2,170,190

LONG-TERM DEBT                                                         3,069                        7,175

SHAREHOLDERS' EQUITY
    Common stock, $.00001 par value; 50,000,000 shares
     authorized; 16,040,073 shares issued, of which 1,920,000
     shares are held as treasury stock                                   160                          160
    Paid-in capital                                                       55                           55
    Retained earnings                                                352,099                      249,830
                                                                  ----------                   ----------
                                                                     352,314                      250,045
    Less treasury stock, at cost                                      (5,000)                      (5,000)
                                                                  ----------                   ----------
                                                                     347,314                      245,045
                                                                  ----------                   ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $4,440,759                   $2,422,410
                                                                  ==========                   ==========




  The accompanying notes are an integral part of these financial statements.

                   NORTH AMERICAN INTEGRATED MARKETING, INC.
                             STATEMENTS OF INCOME
                  FOR THE THREE MONTHS PERIOD ENDED MARCH 31
                                  (UNAUDITED)


                                                              1996                 1995
                                                           ----------           ----------
Net revenue                                                $3,229,802           $  807,563
Costs and expenses
  Cost of revenue
   Related company                                          2,320,217              163,371
   Other                                                      415,226              236,287
                                                           ----------           ----------
                                                            2,735,443              399,658
  Selling, general and administrative expense                 297,747              318,381
  Provision for doubtful accounts                               3,000                6,000
  Interest expense                                                469                  793
  Depreciation and amortization                                19,873               10,782
                                                           ----------           ----------
                                                            3,056,532              735,614
                                                           ----------           ----------
Income before income taxes                                    173,270               71,949
Provision for income taxes                                     71,000               30,700
                                                           ----------           ----------
Net income                                                 $  102,270           $   41,249
                                                           ==========           ==========
Income per common share-primary
 and fully diluted (14,120,073 shares)
  Net Income                                               $   0.0072           $   0.0029
                                                           ==========           ==========

  The accompanying notes are an integral part of these financial statements.

                   NORTH AMERICAN INTEGRATED MARKETING, INC.
                      COMPARATIVE STATEMENT OF CASH FLOWS
                   FOR THE THREE MONTH PERIOD ENDED MARCH 31
                                  (UNAUDITED)

                                                                        1996                  1995
                                                                     ----------            ----------
Cash flows from operating activities:
  Net income                                                        $   102,270           $    41,249
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depreciation and amortization                                        19,873                10,782
    (Increase) decrease in:
      Accounts receivable, net                                       (2,282,152)             (258,988)
      Prepaid and other assets                                          (40,800)              (20,771)
    Increase (decrease) in:
      Accounts payable                                                   26,974               (44,781)
      Accounts payable-related company                                1,877,288               130,042
      Income taxes payable                                               46,357                (4,500)
      Accrued expenses and other current liabilities                     12,867                58,862
      Deferred revenue                                                  (43,300)               18,938
                                                                     ----------            ----------
        Cash used in operating activities                              (280,623)              (69,167)

Cash flows from investing activities:
    Purchase of furniture and equipment                                 (77,154)              (12,550)
    Cash used in investing activities-discontinued operations                 -                13,073
                                                                     ----------            ----------
        Net cash (used in) provided by investing activities             (77,154)                  523
                                                                     ----------            ----------

Cash flows from financing activities:
    Repayments of long-term debt                                         (4,106)               (3,778)
                                                                     ----------            ----------
        Net cash used in financing activities                            (4,106)               (3,778)
                                                                     ----------            ----------
Net decrease in cash                                                   (361,883)              (72,422)

Cash at beginning of period                                             520,865               275,738
                                                                     ----------            ----------
        Cash at end of period                                        $  158,982            $  203,316
                                                                     ==========            ==========

    The accompanying notes are an integral part of these financial statements.

                   NORTH AMERICAN INTEGRATED MARKETING, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

                                 MARCH 31, 1996


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may me expected for the year ended December 31, 1996. For further information, refer to the financial statement footnotes thereto included in North American Integrated Marketing, Inc.'s annual report on Form 10-K for the year ended December 31, 1995.

NOTE 2 - DISCONTINUED OPERATIONS

In September 1994, the Company announced the closing of its production services division in Pasadena, California. The closing of the division has been accounted for as discontinued operations and prior year financial statements have been restated to reflect the closing of the division. The assets (liabilities) of discontinued operations have been classified in the balance sheet as net assets of discontinued operations.

NOTE 3 - FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:


                                             March 31,  December 31,
                                               1996         1995
                                             ---------  ------------

      Office furniture and equipment          $ 55,373      $ 41,090
      Transportation equipment                 135,737       135,737
      Computer equipment and software          342,282       279,417
                                              --------      --------
                                               533,392       456,244
      Less accumulated depreciation            245,668       225,800
                                              --------      --------

                                              $287,724      $230,444
                                              ========      ========


NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

Selected cash payments were as follows:

                                                  March 31
                                               --------------
                                               1996      1995
                                               ----      ----

Cash payments for income taxes               $21,043    $35,200
                                             =======    =======

Cash payments for interest                   $   469    $   793
                                             =======    =======

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(A) RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

Revenue
- - -------

Net revenue increased $2,422,239 in 1996 from $807,563 to $3,229,802 as compared to 1995. The net increase in revenue was primarily due to the growth of advertising and marketing services provided to existing customers First USA, Marine Midland, Bank of New York (Delaware) and sales generated from several new customers.

Cost of Revenue
- - ---------------

The Company's cost of revenue, as a percentage of sales, was 49.4% and 84.6% in 1995 and 1996, respectively. The increase in cost of revenue resulted primarily from costs associated with the growth of advertising and marketing services provided and the use of a related party and outside vendors to fulfill this demand and additional cost increases, primarily salaries, resulting from the cost of additional staff to support the increased growth and revenue increase.

Selling, General and Administrative Expenses
- - --------------------------------------------

Selling, general and administrative expenses decreased $20,634. The decrease resulted primarily from decreased consulting expenses in 1996 as compared to 1995, when professional recruiting services were used to fulfill additional staffing requirements.

Depreciation and Amortization
- - -----------------------------

Depreciation and amortization increased $9,091. The increase resulted primarily from the purchase of Company assets.


(B)  LIQUIDITY AND CAPITAL RESOURCES

Liquidity
- - ---------

As of March 31, 1996 the Company had a working capital of $133,659 compared to the related capital of $21,776 at December 31, 1995. Contributing to the 1996 increase in the Company's working capital deficit was the net income for the period. Liquidity was enhanced in 1996 by the extended trade credit provided by a related company, which allowed the Company to avoid any borrowing on its line of credit. As of March 31, 1996, the amount available under the Company's line of credit was $500,000.

From its inception the Company has funded its operating requirements through a revolving line of credit, extended credit from related companies and revenue generated from operations.

Capital Resources
- - -----------------

During the three months ended March 31, 1996 and 1995 the average outstanding, short term debt was $-0-. During the three months ended March 31, 1996, the Company did not make any material commitment for capital expenditures beyond the replacement of vehicles and computer equipment. The Company believes the same will hold true for the remainder of the year.

PART II - OTHER INFORMATION



ITEM 1.    LEGAL PROCEEDINGS
           -----------------

There is no material litigation or other proceeding currently pending against the registrant.

ITEM 2.    CHANGE IN SECURITIES
           --------------------

           None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
           -------------------------------

           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------

No matters were submitted to a vote of security holders, through solicitation of proxies or otherwise, during the quarter ended March 31, 1996.

ITEM 5.    OTHER INFORMATION
           -----------------

The Net Income per common share of $0.0072 for the three month period ended March 31, 1996 is calculated as follows:


     Common shares outstanding                 16,040,073
     Net Income                               $   102,270
     Per share - Primary and fully diluted    $    0.0072


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------

The Company filed a Form 8-K on March 29, 1996, notifying the Securities and Exchange Commission pursuant to Item 4 of Form 8-K, that the Company's independent accountant, Wengryn, Hughan & Co., Inc., had resigned and that it had engaged Thompson Dugan, PC as its certifying accountant for the performance of accounting and financial reporting services.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   NORTH AMERICAN INTEGRATED MARKETING, INC.
                                   (REGISTRANT)

                                   /s/ Robert Paltrow
                                   -------------------------------------------
                                   (signature)

                                   Name: Robert Paltrow
                                   Title: President