Form 10-Q
period 1996-06-30
NORTH AMERICAN INTEGRATED MARKETING INC
filed 1996-08-14
CIK 847388

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------




(MARK ONE)
  [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                        OR

  [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from     to
                                                 ------   ------


                        COMMISSION FILE NUMBER 33-27603

                                -----------------



                    NORTH AMERICAN INTEGRATED MARKETING, INC.


             (Exact name of registrant as specified in its charter)


                      Delaware                                22-2942013
  (State or other jurisdiction of incorporation or           (IRS Employer
                    organization)                         Identification No.)



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

ITEM 1.  FINANCIAL STATEMENTS
Please refer to the following pages for the financial statements of North American Integrated Marketing, Inc. (the "Company" for the six month period ended June 30, 1996


                   NORTH AMERICAN INTEGRATED MARKETING, INC.
                                 BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS


                                                      6/30/96       12/31/95
                                                     -----------  -------------
CURRENT ASSETS
  Cash                                               $  314,454    $  520,865
  Accounts receivable, less allowance for doubtful
   accounts of $35,093 and $29,093                      735,477     1,553,619
  Prepaid and deferred expenses, and other assets       216,578       117,482
                                                     ----------    ----------
    Total current assets                              1,266,509     2,191,966

FURNITURE AND EQUIPMENT, at cost less accumulated
 depreciation                                           315,708       230,444
                                                     ----------    ----------
TOTAL ASSETS                                         $1,582,217    $2,422,410
                                                     ==========    ==========

                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                   $   96,282    $   84,894
  Accounts payable -- related company                   145,361     1,893,205
  Income taxes payable                                  195,310        38,503
  Accrued expenses and other current liabilities        121,832        93,360
  Deferred revenue                                           --        43,300
  Current maturities of long-term debt                   15,813        16,928
                                                     ----------    ----------
    Total current liabilities                           574,598     2,170,190

LONG-TERM DEBT                                          500,000         7,175

SHAREHOLDERS' EQUITY
  Common stock, $.00001 par value; 50,000,000
   shares authorized; 16,040,073 shares issued, of
   which 1,920,000 shares are held as treasury
   stock                                                    160           160
  Paid-in capital                                            55            55
  Retained earnings                                     512,404       249,830
                                                     ----------    ----------
                                                        512,619       250,045
  Less treasury stock, at cost                           (5,000)       (5,000)
                                                     ----------    ----------
                                                        507,619       245,045
                                                     ----------    ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $1,582,217    $2,422,410
                                                     ==========    ==========



   The accompanying notes are an integral part of these financial statements.

                    NORTH AMERICAN INTEGRATED MARKETING, INC.
                              STATEMENTS OF INCOME
                     FOR THE SIX MONTH PERIOD ENDED JUNE 30
                                  (UNAUDITED)


                                                          1996         1995
                                                       ----------  ------------
Net revenue                                            $4,397,086   $1,644,479
Costs and expenses
  Cost of revenue
    Related company                                     2,611,349      388,715
    Other                                                 663,117      484,339
                                                       ----------   ----------
                                                        3,274,466      873,054

  Selling, general and administative expense              629,166      608,453
  Provision for doubtful accounts                           6,000       12,000
  Interest expense                                            853        1,507
  Depreciation and amortization                            44,277       23,047
                                                       ----------   ----------
                                                        3,954,762    1,518,061
                                                       ----------   ----------
Income before income taxes                                442,324      126,418
Provision for income taxes                                179,750       54,500
                                                       ----------   ----------
Net income                                             $  262,574   $   71,918
                                                       ==========   ==========
Net income per common share and common equivalent
 share                                                 $   0.0160   $   0.0051
                                                       ==========   ==========


   The accompanying notes are an integral part of these financial statements.

                   NORTH AMERICAN INTEGRATED MARKETING, INC.
                              STATEMENTS OF INCOME
                    FOR THE THREE MONTH PERIOD ENDED JUNE 30
                                  (UNAUDITED)


                                                            1996        1995
                                                         ----------  ----------
Net revenue                                              $1,167,285   $836,916
Costs and expenses
  Cost of revenue
    Related company                                         291,133    225,344
    Other                                                   247,890    244,598
                                                         ----------   --------

                                                            539,023    469,942

  Selling, general and administative expense                331,419    293,525
  Provision for doubtful accounts                             3,000      6,000
  Interest expense                                              384        714
  Depreciation and amortization                              24,404     12,266
                                                         ----------   --------

                                                            898,230    782,447
                                                         ----------   --------

Income before income taxes                                  269,055     54,469
Provision for income taxes                                  108,750     23,800
                                                         ----------   --------

Net income                                                  160,305   $ 30,669
                                                         ==========   ========

Net income per common share and common equivalent share  $   0.0086   $ 0.0022
                                                         ==========   ========



   The accompanying notes are an integral part of these financial statements.

                   NORTH AMERICAN INTEGRATED MARKETING, INC.
                      COMPARATIVE STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTH PERIOD ENDED JUNE 30
                                  (UNAUDITED)


                                                         1996         1995
                                                     -----------   ----------
Cash flows from operating activities:
 Net income                                          $   262,574    $  71,918
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                           44,277       23,047
  (Increase) decrease in:
   Accounts receivable, net                              818,142     (223,944)
   Prepaid and other assets                              (99,096)      (7,502)
  Increase (decrease) in:
   Accounts payable                                       11,388      (10,504)
   Accounts payable - related company                 (1,747,844)     230,121
   Income taxes payable                                  156,807      (21,700)
   Accrued expenses and other current liabilities         28,472       (4,405)
   Deferred revenue                                      (43,300)     (37,500)
                                                     -----------   ----------

    Cash used in operating activities                   (568,580)      19,531

Cash flows from investing activities:
  Purchase of furniture and equipment                   (129,544)     (46,215)
  Cash used in investing activities - discontinued
   operations                                                 --       13,073
                                                     -----------   ----------
    Net cash (used in) provided by investing
     activities                                         (129,544)     (33,142)
                                                     -----------   ----------
Cash flows from financing activities:
  Debenture payable                                      500,000           --
  Repayments of long-term debt                            (8,290)      (7,635)
                                                     -----------   ----------

    Net cash used in financing activities                491,710       (7,635)
                                                     -----------   ----------

Net decrease in cash                                    (206,411)     (21,246)

Cash at beginning of period                              520,865      275,738
                                                     -----------   ----------
    Cash at end of period                            $   314,454   $  254,492
                                                     ===========   ==========



    The accompanying notes are integral part of these financial statements.

                   NORTH AMERICAN INTEGRATED MARKETING, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

                                 JUNE 30, 1996

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statement footnotes thereto included in North American Integrated Marketing, Inc.'s annual report on Form 10-K for the year ended December 31, 1995.

NOTE 2 -- DISCONTINUED OPERATIONS

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

NOTE 3 -- FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

                                                     JUNE 30,   DECEMBER 31,
                                                       1996         1995
                                                       ----         ----
Office furniture and equipment                       $ 62,589     $ 41,090
Transportation equipment                              135,737      135,737
Computer equipment and software                       387,460      279,417
                                                      -------     --------
                                                      585,786      456,244
Less accumulated depreciation                         270,078      225,800
                                                      -------     --------

                                                     $315,078     $230,444
                                                     ========     ========

NOTE 4 -- LONG-TERM DEBT

On May 17, 1996, the Company entered into a convertible debenture purchase agreement with First Commercial and Finance Corp., Establishment, a Lichtenstein corporation ("Purchaser"). The Company agreed to issue and sell a non-interest bearing convertible debenture (the "Debenture") in the amount of $500,000 due May 17, 1998.

Subject to and upon compliance with the provisions of the agreement, purchaser has the right for a period of two (2) years or until May 17, 1998 to convert the entire principal amount of the Debenture into common stock of the Company to allow Purchaser to own 60% of the Company's outstanding stock on a fully diluted basis. Such conversion would extinguish any cash payments due under the Debenture.

NOTE 5 -- EARNINGS PER SHARE

Earnings per share are calculated as follows:

                              Three Months Ended         Six Months Ended
                                   June 30                   June 30
                                   -------                   -------
                              1996         1995         1996          1995
                              ----         ----         ----          ----
Average shares
 outstanding                14,120,073   14,120,073   14,120,073    14,120,073

Net effect of commonstock
 equivilant--convertible
 debenture                   4,554,882           --    2,277,441            --
                           -----------  -----------  -----------   -----------

                            18,674,895   14,120,073   16,397,484    14,120,073
                           ===========  ===========  ===========   ===========

Net income                 $   160,305  $    30,669  $   262,574   $    71,918
                           -----------  -----------  -----------   -----------

Per share amount           $    0.0086  $    0.0022  $    0.0160   $    0.0051
                           ===========  ===========  ===========   ===========



NOTE 6 -- SUPPLEMENTAL CASH FLOW INFORMATION

Selected cash payments were as follows:

                                                   June 30
                                                   -------
                                                1996      1995
                                                ----      ----
Cash payments for income taxes                 $21,043   $35,200
                                               -------   -------

Cash payments for interest                     $   853   $ 1,507
                                               -------   -------

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    (A) RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

    Revenue
    -------

    Net revenue increased $330,369 in 1996 from $836,916 to $1,167,285 or 39.4%
    as compared to 1995. The increase in revenue resulted primarily from sales to several new clients and increased sales to existing customers.

    Cost of Revenue
    ---------------

    The Company's cost of revenue, as a percentage of sales, decreased from 56.1% in 1995 to 46.1% in 1996. The decrease resulted primarily from lower salary and benefit costs relating to the advertising and marketing response service.

    Selling, General and Administrative Expenses
    --------------------------------------------

    Selling, general and administrative expenses increased $37,894 in 1996. The increase resulted primarily from operating costs associated with the advertising and marketing service division, which commenced operations in October 1995 and from increased advertising costs to secure new clients.

    Depreciation and Amortization
    -----------------------------

    Depreciation and amortization increased $12,138. The increase resulted primarily from the purchase of Company assets.

    (B) RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

    Revenue
    -------

    Net revenue increased $2,752,607 in 1996 from $1,644,479 to $4,397,086 as compared to 1995. The net increase in revenue was primarily due to the growth of advertising and marketing services provided to existing customers First USA, Marine Midland, Bank of New York (Delaware) and sales generated from several new customers.

    Cost of Revenue
    ---------------

    The Company's cost of revenue, as a percentage of sales, was 53% and 74.4% in 1995 and 1996, respectively. The increase in cost of revenue resulted primarily from increased revenue and costs associated with the growth of advertising and marketing services provided and the use of a related party and outside vendors to fulfill this demand.

    Selling, General and Administrative Expenses
    --------------------------------------------

    Selling, general and administrative expenses increased $20,713. The increase resulted primarily from operating costs associated with the advertising and marketing service division. This increase was offset in part by decreased consulting expenses in 1996 as compared to 1995 when professional recruiting services were used to fulfill additional staffing requirements.

    Depreciation and Amortization
    -----------------------------

    Depreciation and amortization increased $21,230. The increase resulted primarily from the purchase of Company assets.

(C) LIQUIDITY AND CAPITAL RESOURCES

Liquidity
- ---------

As of June 30, 1996 the Company had working capital of $691,911 compared to the working capital of $21,776 at December 31, 1995. Contributing to the 1996 increase in the Company's working capital was the net income for the period and the proceeds from the $500,000 convertible debenture (the debenture), issued in May 1996 which was used to reduce the related company payable. Liquidity was enhanced in 1996 by the extended trade credit provided by a related company which, along with the issuance of the debenture, allowed the Company to avoid any borrowing on its line of credit. As of June 30, 1996, the amount available under the Company's line of credit was $500,000.

Capital Resources
- -----------------

During the six months ended June 30, 1996 and 1995 the average outstanding short term debt was $-0-. During the six months ended June 30, 1996, the Company did not make any material commitment for capital expenditures beyond the replacement of vehicles and computer equipment. The Company believes the same will hold true for the remainder of the year.

PART II -- OTHER INFORMATION



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

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        -------------------------------

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

No matters were submitted to a vote of security holders, through solicitation of proxies or otherwise, during the quarter ended June 30, 1996.

ITEM 5. OTHER INFORMATION
        -----------------

The Net Income per common share of $0.0160 for the six month period ended June 30, 1996 is calculated as follows:


      Common and common equivalent shares outstanding    16,040,073
      Net Income                                        $   262,575
      Per share -- Common and common equivalent         $    0.0160


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

None

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

                                 NORTH AMERICAN INTEGRATED MARKETING, INC.
                                 (REGISTRANT)

                                  /s/ Robert Paltrow
                                 ---------------------
                                 (signature)

                                 Name: Robert Paltrow
                                 Title: Treasurer