Form 10-Q
period 1996-09-30
NORTH AMERICAN INTEGRATED MARKETING INC
filed 1996-11-14
CIK 847388

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------


(Mark One)

   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended September 30, 1996

                                      OR

   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ............ to ............


                        Commission File Number 33-27603

                         -----------------------------

                   NORTH AMERICAN INTEGRATED MARKETING, INC.

            (Exact name of registrant as specified in its charter)


               Delaware                               22-2942013
  (State or other jurisdiction                      (IRS Employer
of incorporation or organization)                Identification No.)


                        999 McBride Avenue, Suite 200A
                       West Paterson, New Jersey  07424
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

Item 1.  Financial Statements
Please refer to the following pages for the financial statements of North American Integrated Marketing, Inc. the "Company" for the nine month period ended September 30, 1996


                   NORTH AMERICAN INTEGRATED MARKETING, INC.
                                BALANCE SHEETS
                                  (UNAUDITED)

                                    ASSETS

                                                     9/30/96        12/31/95
                                                 --------------  -------------

CURRENT ASSETS
 Cash                                            $      521,306  $     520,865
 Accounts receivable, less allowance for
  doubtful accounts of $38,093 and $29,093              871,689      1,553,619
 Prepaid and deferred expenses, and other assets        174,188        117,482
                                                 --------------  -------------
   Total current assets                               1,567,183      2,191,966

FURNITURE AND EQUIPMENT, at cost less
  accumulated depreciation                              337,120        230,444
                                                 --------------  -------------

TOTAL ASSETS                                     $    1,904,303  $   2,422,410
                                                 ==============  =============
                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                $      110,722  $      84,894
 Accounts payable - related company                     145,360      1,893,205
 Income taxes payable                                   242,112         38,503
 Accrued expenses and other current liabilities         151,838         93,360
 Deferred revenue                                             -         43,300
 Current maturities of long-term debt                    11,539         16,928
                                                 --------------  -------------
   Total current liabilities                            661,371      2,170,190

LONG-TERM DEBT                                                -          7,175

SHAREHOLDERS' EQUITY
 Common stock, $.00001 par value; 50,000,000
  shares authorized; 37,220,183 and 16,040,073,
  shares issued in 1996 and 1995, respectively,
  of which 1,920,000 shares are held as
  treasury stock                                            372            160
 Paid-in capital                                        499,843             55
 Retained earnings                                      747,717        249,830
                                                 --------------  -------------
                                                      1,247,932        250,045
Less  treasury stock, at cost                            (5,000)        (5,000)
                                                 --------------  -------------
                                                      1,242,932        245,045
                                                 --------------  -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $    1,904,303  $   2,422,410
                                                 ==============  =============


  The accompanying notes are an integral part of these financial statements.

                   NORTH AMERICAN INTEGRATED MARKETING, INC.
                             STATEMENTS OF INCOME
                 FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30
                                  (UNAUDITED)


                                                                      1996                1995
                                                                   -------------      ------------
Net revenue                                                        $   1,395,832      $    905,627
Costs and expenses
 Cost of revenue
  Related company                                                        289,488           269,374
  Other                                                                  469,538           279,205
                                                                   -------------      ------------

                                                                         759,026           548,579

 Selling, general and administrative expense                             310,531           251,796
 Provision for doubtful accounts                                           3,000             6,000
 Interest expense                                                            297               634
 Depreciation and amortization                                            29,331            17,658
                                                                   -------------      ------------

                                                                       1,102,185           824,667
                                                                   -------------      ------------

Income before income taxes                                               293,647            80,960
Provision for income taxes                                                59,880            30,700
                                                                   -------------      ------------

Net income                                                         $     233,767      $     50,280
                                                                   =============      ============

Net income per common share and common equivalent share            $      0.0066      $     0.0036
                                                                   =============      ============





The accompanying notes are an integral part of these financial statements.

                   NORTH AMERICAN INTEGRATED MARKETING, INC.
                             STATEMENTS OF INCOME
                 FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30
                                  (UNAUDITED)

                                                1996              1995
                                           -------------     -------------

Net revenue                                $   5,792,918     $   2,550,107
Costs and expenses
  Cost of revenue
     Related company                           2,900,837           658,089
     Other                                     1,132,655           762,020
                                           -------------     -------------

                                               4,033,492         1,420,109

Selling, general and administative expense       938,252           861,840
Provision for doubtful accounts                    9,000            18,000
Interest expense                                   1,150             2,142
Depreciation and amortization                     73,608            40,705
                                           -------------     -------------

                                               5,055,502         2,342,796
                                           -------------     -------------

Income before income taxes                       737,416           207,311
Provision for income taxes                       239,530            85,200
                                           -------------     -------------

Net income                                 $     497,886     $     122,111
                                           =============     =============

Net income per common share and
  common equivalent share                  $      0.0201     $      0.0086
                                           =============     =============


  The accompanying notes are an integral part of these financial statements.

                   NORTH AMERICAN INTEGRATED MARKETING, INC.
                      COMPARATIVE STATEMENT OF CASH FLOWS
                 FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30
                                  (UNAUDITED)

                                                                            1996            1995
                                                                       -------------    -------------
Cash flows from operating activities:
 Net income                                                            $     497,886    $     122,111
 Adjustments to reconcile net income
   to net cash used in operating activities:
   Depreciation and amortization                                              73,608           40,705
   (Increase) decrease in:
     Accounts receivable, net                                                681,930         (444,952)
     Notes receivable officer and employee                                         -         (131,035)
     Prepaid and other assets                                                (56,706)         (38,462)
   Increase (decrease) in:
     Accounts payable                                                         25,828           19,037
     Accounts payable - related company                                   (1,747,845)         331,030
     Income taxes payable                                                    203,609            9,000
     Accrued expenses and other current liabilities                           58,278           62,328
     Deferred  revenue                                                       (43,300)         (56,250)
                                                                       -------------    -------------

       Cash used in operating activities                                    (306,712)         (86,488)

Cash flows from investing activities:
     Purchase of furniture and equipment                                    (180,282)        (107,398)
     Cash used in investing activities - discontinued operations                   -           13,073
                                                                       -------------    -------------

       Net cash used in investing activities                                (180,282)         (94,325)
                                                                       -------------    -------------

Cash flows from financing activities:
     Debenture payable                                                       500,000                -
     Repayments of long-term debt                                            (12,565)         (11,572)
                                                                       -------------    -------------

       Net cash provided by (used in) financing activities                   487,435          (11,572)
                                                                       -------------    -------------

Net increase (decrease) in cash                                                  441         (192,385)

Cash at beginning of period                                                  520,865          275,738
                                                                       -------------    -------------

       Cash at end of period                                           $     521,306    $      83,353
                                                                       =============    =============

The accompanying notes are integral part of these financial statements.

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

           None

Item 3.    Defaults Upon Senior Securities
           -------------------------------

           None

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

(a)  Registrant held an annual meeting on August 9, 1996.

(b) At the annual meeting the Board of Directors previously reported to the Commission, Robert W. Paltrow and Nicholas Robinson, were re-elected.


(c) The election of the two above directors was uncontested. There were 12,480,501 shares of common stock in favor of both nominees, Robert W. Paltrow and Nicholas Robinson, 69 shares were withheld and 737 did not vote. There were 1,638,766 abstentions.

(d)  Not applicable.


Item 5.    Other information
           -----------------

The Net Income per common share of $0.0201 for the nine month period ended September 30, 1996 is calculated as follows:


          Common shares outstanding                24,710,128
          Net Income                               $  497,886
          Per share - Primary and fully diluted    $   0.0201

Item 6.   Exhibits and Reports on Form 8K (Section 249.308 of this chapter)
          -----------------------------------------------------------------

(a)  None

(b) Registrant incorporates by reference the Stock Purchase Agreement dated September 30, 1996 attached to Registrant's Form 8-K dated September 30, 1996, file number 033-27603.

(d) Registrant filed a Form 8-K dated September 30, 1996 covering Items 2, 5 and 7 and including financial statements of a business acquired by Registrant.

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



                                   NORTH AMERICAN INTEGRATED MARKETING, INC.
                                   (REGISTRANT)



                                   ---------------------------------------------
                                   (Signature)

                                   Name: Robert Paltrow
                                   Title: Treasurer

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

     (a) Results of Operations - Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

     Revenue
     -------

     Net revenue increased $490,205 in 1996 from $905,627 to $1,395,832 or 54.1%
     as compared to 1995. The increase in revenue resulted primarily from sales to several new clients and increased sales to existing customers.

     Cost of Revenue
     ---------------

     The Company's cost of revenue, as a percentage of sales, decreased from 60.5% in 1995 to 54.3% in 1996. The decrease resulted primarily from increased in-house database production, which was offset in part by an increase in salary expenses due to additional staffing.

     Selling, General and Administrative Expenses
     --------------------------------------------

     Selling, general and administrative expenses increased $58,735 in 1996. The increase resulted primarily from: a) increase in database expenses and supplies related to computer equipment. b) costs associated with increased advertising to secure new customers. c) commission expenses relating to the growth of the advertising and marketing services.

     Depreciation and Amortization
     -----------------------------

     Depreciation and amortization increased $11,673. The increase resulted primarily from the purchase of computer equipment and software, necessary to fulfill the demand of the increasing customer base and to support additional staffing.

     (b) Results of Operations - Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

     Revenue
     -------

     Net revenue increased $3,242,811 in 1996 from $2,550,107 to $5,792,918 as compared to 1995. The net increase in revenue was primarily due to the growth of advertising and marketing services provided to existing customers First USA, Bank of New York (Delaware) and sales generated from several new customers.

     Cost of Revenue
     ---------------

     The Company's cost of revenue, as a percentage of sales, was 55.6% and 69.6% in 1995 and 1996, respectively. The increase in cost of revenue resulted primarily from increased revenue and costs associated with the growth of advertising and marketing services provided and the use of a related party and outside vendors to fulfill this demand.

     Selling, General and Administrative Expenses
     --------------------------------------------

     Selling, general and administrative expenses increased $76,412. The increase resulted primarily from operating costs associated with: a) purchase of computer equipment and supplies. This increase is supported by the additional staffing requirements necessary to maintain the increasing customer base. b) commission expenses relating to the growth of the advertising and marketing services. This increase was offset in part by decreased consulting expenses in 1996 as compared to 1995 when professional recruiting services were used to fulfill additional staffing requirements.

     Depreciation and Amortization
     -----------------------------

     Depreciation and amortization increased $32,903. The increase resulted primarily from the purchase of computer equipment and software, necessary to fulfill the demand of the increasing customer base and to support additional staffing.

     (c)  Liquidity and Capital Resources

     Liquidity
     ---------

     As of September 30, 1996 the Company had working capital of $905,812 compared to the working capital of $21,776 at December 31, 1995. Contributing to the 1996 increase in the Company's working capital was the net income for the period and the proceeds from the $500,000 convertible debenture (the debenture), issued in May 1996 which was used to reduce the related company payable. Liquidity was enhanced in 1996 by the extended trade credit provided by a related company which, along with the issuance of the debenture, allowed the Company to avoid any borrowing on its line of credit. As of September 30, 1996, the amount available under the Company's line of credit was $500,000.

     Capital Resources
     -----------------

     During the nine months ended September 30, 1996 and 1995 the average outstanding short term debt was $-0-. During the nine months ended September 30, 1996, the Company did not make any material commitment for capital expenditures beyond the replacement of vehicles and computer equipment. However, October 1, 1996 pursuant to a Stock Repurchase Agreement dated September 30, 1996 the Company acquired 82% of the outstanding common stock of Color Graphics, Inc. for a total consideration of $1,000,000, which was obtained through a loan from a related company.

                   NORTH AMERICAN INTEGRATED MARKETING, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

                               SEPTEMBER 30, 1996


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996, are not necessarily indicative of the results that may me expected for the year ended December 31, 1996. For further information, refer to the financial statement footnotes thereto included in North American Integrated Marketing, Inc.'s annual report on Form 10-K for the year ended December 31, 1995.

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

NOTE 3 - FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:


                                             September 30,  December 31,
                                                 1996           1995
                                                 ----           ----

      Office furniture and equipment           $  72,669     $  41,090
      Transportation equipment                   135,737       135,737
      Computer equipment and software            428,123       279,417
                                               ---------     ---------
                                                 636,529       456,244
      Less accumulated depreciation              299,409       225,800
                                               ---------     ---------

                                               $ 337,120     $ 230,444
                                               =========     =========

NOTE 4 - COMMON STOCK

On May 17, 1996, the Company entered into a Convertible Debenture Purchase Agreement with First Commercial and Finance Corp., Establishment, a Lichtenstein corporation ("Purchaser"). The Company agreed to issue and sell a non-interest bearing convertible debenture (the "Debenture") in the amount if $500,000 due May 17, 1998.

Pursuant to the Agreement, the purchaser converted the entire principal amount of the Debenture into 21,180,110 shares of common stock of the Company on September 25, 1996. Such conversion extinguished any cash payments due under the Debenture.

NOTE 5 - EARNINGS PER SHARE

Earnings per share are calculated as follows:

                                                   Three Months Ended         Nine Months Ended
                                                      September 30              September 30
                                                      ------------              ------------

                                                    1996         1995         1996         1995
                                                    ----         ----         ----         ----
Average shares outstanding                       14,120,073   14,120,073   14,120,073   14,120,073

Conversion of convertible debenture              21,180,110            -   10,590,055            -
                                                -----------  -----------  -----------  -----------

                                                 35,300,183   14,120,073   24,710,128   14,120,073
                                                ===========  ===========  ===========  ===========

Net income                                      $   233,767  $    50,260  $   497,786  $   122,111
                                                ===========  ===========  ===========  ===========

Per share amount                                $    0.0066  $    0.0036  $    0.0201  $    0.0086
                                                ===========  ===========  ===========  ===========

NOTE 6 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                     1996                1995
                                                     ----                ----
Cash paid during the period for:

 Interest                                            $1,150             $2,140
                                                     ======             ======

 Income taxes                                       $35,921            $76,200
                                                    =======            =======

Noncash investing and financing activities:

 Issuance of common stock in exchange
  for convertible debenture                        $500,000            $     -
                                                   ========            =======


NOTE 7 - ACQUISITION

Effective October 1, 1996, pursuant to a Stock Purchase Agreement dated September 30, 1996 the Company acquired 82% of the outstanding common stock of Color Graphics, Inc. for a total consideration of $1,000,000, which was obtained through a loan from a related company. The loan is payable in monthly installments of $5,000 plus interest at 8%, with payment in full due September 30, 2006.

Color Graphics is engaged in printing promotional material for mail distribution.

The acquisition will be accounted for using the purchase method of accounting. The operations of Color Graphics, Inc. will be included in the financial statement of the Company from the date of acquisition.