Form 10-K
period 1996-12-31
NORTH AMERICAN INTEGRATED MARKETING INC
filed 1997-03-31
CIK 847388

--------------------------------------------------------------------------------

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                ---------------

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996
                        Commission File Number 33-27603

                             --------------------

                   NORTH AMERICAN INTEGRATED MARKETING, INC.
            (Exact name of registrant as specified in its charter)


        Delaware                                      22-2942013
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)

3 Garret Mountain Plaza, Suite 202A                      07424
West Paterson, New Jersey                             (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code: (201) 523-2500

          Securities Registered Pursuant To Section 12(b) Of The Act:

         Title of each class       Name of each exchange on which registered
         -------------------       -----------------------------------------
               None                    None

          Securities Registered Pursuant To Section 12(g) Of The Act:
                                     None
                               (Title of Class)

                    ----------------------------------------


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES  X     No
                                  ---       ---
--------------------------------------------------------------------------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the 1,060,073 shares of voting stock held by non-affiliates of the Registrant as of December 31, 1996 (based on the aggregate market value of the stock computed by reference to the price at which the stock was sold) was $159,010.

     The number of shares of Common Stock of the Registrant outstanding as of December 31, 1996 was 38,180,091.

                                    PART I


ITEM 1. BUSINESS.

General
-------

     Prior to January 1, 1989, two privately held companies, North American Information Systems, Inc. ("NAIS") and North American Target Marketing, Inc. ("NATM") conducted separate and distinct aspects of the now combined current business of North American Integrated Marketing, Inc. ("NAIM" or the "Company").

     NAIS commenced its operations on April 16, 1987, as a direct mail response agency specializing in database services. NATM commenced its operations on June 2, 1987, as a direct mail response agency specializing in creative services.

     To provide its customers with efficient services and products, effective January 1, 1989, NAIS and NATM were consolidated to form the Company through a transaction accounted for in a manner similar to a pooling of interests. Effective June 15, 1989, NAIM purchased 90% of the outstanding common stock of Opportunistics in a transaction originally accounted for as a purchase. NAIM then merged into Opportunistics, Inc., which then changed its name to North American Integrated Marketing, Inc.

     Effective October 1, 1996, the Company acquired 82% of Color Graphics, Inc., a company engaged in printing promotional material for direct mail distribution. The Company granted to a consultant an option to acquire 10% of the Color Graphics stock at an exercise price of $1,058.82 per share or $30,000 in the aggregate through September 30, 2001 for his role in consummating this acquisition.

     The Company engages primarily in both database analysis and production services. Database analysis is labor intensive, with labor and computer time charges comprising the cost of goods sold. Typically, a client supplies a computer tape which contains its own file of customer data, detailing such statistics as the customer, what is normally bought, and how often. The Company supplements the client's file through the use of a computer service and provides additional information such as age, income factors and geographic location.
From this additional information a client learns about its customers. Based upon certain statistical information obtained from a model developed by NAIM, clients are able to sell new and different products to their existing customers.

     The Company also engages in production and creative agency services through Color Graphics and its Wilmington, Delaware office, respectively. Production services enable the Company to be a one-stop direct marketing firm. Once a prospective mail piece has been chosen by a client, the Company either prints the promotional material at Color Graphics' facilities or bids the print work to various printers, purchases the necessary envelopes and paper to be printed and secures a lettershop capable of completing the project in a timely fashion.


Operations, Products and Services of the Company
------------------------------------------------

     The Company provides database and direct-mail advertising services. The Company offers customers services relating to the development, production and implementation of direct-mail advertising or marketing projects. The Company can provide customized services for either a specific component of a customer's advertising or marketing program, such as direct mail creative design, list strategy, production of the printed insert or envelope product and packaging and mailing, or assume responsibility for the entire project, from design and production of the direct mail marketing materials to the actual mailing of the finished printed products.

     Database Services

     The Company analyzes the database of its customers to assist them in developing effective marketing programs. The Company employs a sophisticated marketing process commonly referred to as "target marketing" as part of a range of services for its customers. Using the target marketing process, the Company can identify the most appropriate group of potential customers for a given organization through the use of sophisticated computer programs that process a wide range of various data and select and categorize the potential customers by various data groupings. Once so identified, the Company can help a customer design and implement the optimum direct marketing program to reach those potential customers.

     Printing Services

     Through its Color Graphics subsidiary, the Company produces direct mail, high color and high volume printing. The principal raw materials used by Color Graphics are paper and ink. Paper is purchased directly from major paper producers, including Union Camp, and indirectly from paper merchants, including Resource Net International and Clifford Paper. Color Graphics is on allocation from these paper production and supply companies in light of its continuing volume of paper purchases. To ensure availability of paper from its principal paper vendors, Color Graphics purchases between five to ten truckloads of paper per month at a cost during 1996 of between $100,000 and $200,000 per month. Color Graphics purchases most of its ink from larger suppliers of ink, including Flint Ink and Sun Chemical Corporation. Raw materials inventory is maintained on a just-in-time basis.

Markets and Marketing
---------------------

     Database Services

     The Company's market for its database services is nationwide and is not confined to any specific sector or type of business. Currently, management has focused its marketing efforts primarily on financial institutions and the catalog and package goods sectors. Financial institutions, including First USA, Bank of New York (Delaware),Fleet Financial Services and Marine Midland Bank, accounted for approximately 97% of the Company's sales revenues in 1996. The loss of any of the foregoing financial institutions could have a material adverse effect on the Company. The Company markets its database services primarily through referrals, client recommendations and industry trade shows.

     Printing Services

     The market for the Company's printing services through its Color Graphics subsidiary is nationwide. The Company markets its printing services primarily through referrals, client recommendations and industry trade shows.

     Management believes that the comprehensive, integrated character of its services and its expertise in target marketing techniques offer customers a unique and highly effective approach to direct-mail advertising and marketing. The Company is able to analyze databases provided by clients to provide effective marketing campaigns, produce the marketing material and analyze the results of the marketing programs to further refine and increase the effectiveness of future marketing efforts conducted by mail. Management believes that its customized services can provide its customers with products best suited to each customer's needs.

     The Company's marketing strategy for both its database analysis and printing divisions is to increase the awareness of its existing customers of the broad range of the Company's services, emphasizing the Company's comprehensive, integrated capabilities. In this way, the Company plans to focus on increasing its share of the business of existing customers.


Major Customers
---------------

     Database Services

     Major customers of the Company include financial institutions such as First USA, Bank of New York (Delaware), Marine Midland Bank and Fleet Financial Services, as well as a number of direct mail marketing businesses. In total, the Company provided services for approximately 30 customers during 1996 as compared to 28 customers during 1995 and 37 customers in 1994.

     Printing Services

     The Company's subsidiary, Color Graphics, prints direct mail promotional material primarily for banks, credit card solicitors, publishers, sweepstakes customers, insurance companies and airlines. Color Graphics specializes in high, multi-color mass mail printing. Four companies accounted for over 82% of Color Graphics' revenues for the period ended December 31, 1996: Grey Direct (25%), Capital One (23%), North American Communications (20%) (an affiliate of the Company, see "Certain Transactions") and Citibank (15%). The loss of any one of those customers would have a material adverse effect on Color Graphics and the Company.

Competition
-----------

     According to data published by Ward's Business Directory of U.S. Private
                                    -----------------------------------------
and Public Companies, there were sixty direct-mail advertising and marketing
--------------------
service companies which had 1996 annual sales in excess of $5,000,000. Because the direct-mail advertising and marketing service industry is price sensitive, the Company believes that its database analysis and printing businesses will remain susceptible to price competition for the foreseeable future. To date, Color Graphics competes primarily on the basis of its high quality and large volume capabilities and to a much lesser extent on the basis of price. The largest competitors of the Company include such major national publicly trade companies as ADVO, Inc. (approximately $976 million in 1996 sales) and Rapp Collins Worldwide (approximately $965 million in 1996 sales).

Number of Employees
-------------------

     The Company employed 23 people in its database analysis business and 79 people in its printing business at Color Graphics for a total of 95 people as of December 31, 1996.

Forward-Looking Statements
--------------------------

     This report contains forward-looking statements based upon management's current plans and expectations, related to, among other matters, the proposed business activities of the Company and estimate of amounts that are not yet determinable. Such statements involve risks and uncertainties which may cause actual future activities and results of operations to be materially different from that suggested in this report, including among others, the loss of one or more significant customers, the successful integration of Color Graphics into the Company's operations, risks associated with industry consolidation, acquisitions and competition.

ITEM 2. PROPERTIES.

     Database Services

     The Company had its principal office for database analysis services at 999 McBride Avenue, Suite 200A, West Paterson, New Jersey. The Company leased its office in West Paterson, New Jersey. The West Paterson, New Jersey office consisted of 5,000 square feet. Effective March 1, 1997, the Company entered into a new lease for office space at 3 Garret Mountain Plaza, West Paterson, New Jersey 07424, of approximately 10,000 square feet under a lease which commenced March 1, 1997 and expires May 1, 2002 with an option to renew for a five year term.

     Printing Services

     Color Graphics leases its facility at 101 Commerce Drive, Moorestown, New Jersey 08057. The facility occupies 64,700 square feet. The lease is being renegotiated since its terminates on April 14, 1998. The Company also leases its office in Wilmington, Delaware that consists of 800 square feet. That lease expires August 30, 1997.

ITEM 3.  LEGAL PROCEEDINGS.

     There is no material litigation or other legal proceeding pending against the Company.

     Color Graphics has been notified by the Equal Employment Opportunity Commission ("EEOC") of a charge of discrimination under Title VII of the Civil Rights Act of 1964 by an individual employed as a press helper alleging discrimination in payment and promotion. The complainant seeks an unspecified amount of compensatory damages. The case is pending before the New Jersey Department of Law and Public Safety, Division of Civil Rights (Docket No. EC22RB-30973). The Company intends to vigorously contest these allegations.

     Color Graphics also has been named by Mutual Pharmaceutical Company, Inc. ("Mutual") in a letter dated November 17, 1995 as a potentially responsible party in a Notice of Intent to File a Lawsuit for claims under environmental laws. Mutual also stated its intention to proceed against other former tenants of 1120-1170 Orthodox Street, Philadelphia, Pennsylvania. Among the intended defendants listed by Mutual were Action Arms, Limited and Orthodox Associates which owned and operated the Geigy Chemical/Action Arms Parcel of the site from approximately 1978 through 1993 and who owned and operated the Reading Railroad Parcel of the Site from approximately 1987 through 1993. Also included as potential defendants were Ciba-Geigy Corp. Color Graphics' involvement arose as a result of its purchase of PennScan Forms, Inc. which had occupied the building located on the two acre site from 1975 through 1979. This matter has not reached the stage where significant liability has been assessed against the Company. No further actions have been taken by Mutual since its letter dated November 17, 1995. The Company has evaluated the matter and believes that it will not give rise to a material charge to earnings or a material amount of capital expenditures. This assessment is notwithstanding the ability of the Company to recover on existing insurance policies or from other parties which the Company believes will be held as joint and several obligors under any such liabilities. However, future developments could alter these conclusions. Management does not believe, however, that there is a likelihood of a material adverse affect on the financial condition of Color Graphics or the Company in these circumstances.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders of the Company through the solicitation of proxies or otherwise during the fourth quarter of 1996.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock (the "Common Stock") is not regularly traded and there is no established public trading market for these securities.

     As of December 31, 1996, there were 592 shareholders of the Company's Common Stock, the only authorized class of stock of the Company.

     The Company has not issued any dividends to its shareholders since its inception. There are no material restrictions that could limit or restrict management from declaring any such dividends in the future. At the current time, management has no intention to declare any dividends in the forthcoming fiscal year.

ITEM 6. SELECTED FINANCIAL DATA

The following data insofar as it relates to the years ended December 31, 1996, December 31, 1995, December 31, 1994 December 31, 1993 and December 31, 1992, has been derived from the financial statements, including the balance sheets at December 31, 1996 and December 31, 1995, and the related statements of operations and cash flows for the three years ended December 31, 1996, and notes thereto appearing elsewhere herein. For a more detailed discussion of the respective periods of the Company's revenues, expenses, assets and liabilities see Management's Discussion and Analysis- (a) Results of Operations and (b) Liquidity and Capital Resources.

                                                                              YEAR ENDED DECEMBER 31,

                                                     1996         1995          1994          1993          1992
STATEMENT OF OPERATIONS DATA
   Net revenue                                    $11,208,687   $4,665,599   $2,700,281    $2,577,448    $2,478,768
   Costs and expenses                               9,452,338    4,502,677    2,328,425     2,206,288     2,318,450
   Provision for income taxes                         743,140       60,340      158,375        99,455        54,309
                                                  -----------   ----------   ----------    ----------    ----------
   Income from continuing operations                1,013,209      102,582      213,481       271,705       106,009
   Income (loss) from discontinued
    operations                                              -            -      (18,131)       47,575       (40,194)
   Extraordinary item - tax benefit from
      utilization of net operating loss
       carryforwards                                        -            -            -             -         6,725
                                                  -----------   ----------   ----------    ----------    ----------
  Net income                                      $ 1,013,209   $  102,582   $  195,350    $  319,280    $   72,540
                                                  ===========   ==========   ==========    ==========    ==========


EARNINGS PER SHARE                                      $0.04        $0.01        $0.01         $0.02    $        -


BALANCE SHEET DATA
   Total assets - Continuing operations           $10,233,808   $2,422,410   $  997,060    $1,104,079    $  675,042
   Total assets - Discontinued operations                   -            -      126,102       459,131       679,285
   Total assets                                    10,233,808    2,422,410    1,123,162     1,563,210     1,354,327
   Total liabilities - Continuing operations        8,775,554    2,177,365      867,670     1,416,649     1,258,242
   Total liabilities - Discontinued operations              -            -      113,029       194,448       463,252
   Total liabilities                                8,775,554    2,177,365      980,699     1,611,097     1,721,494
   Shareholders' equity (deficit)                 $ 1,458,254   $  245,045   $  142,463    $  (47,887)   $ (367,167)

--------------------------------------------------------------------------------
Previously reported amounts have been restated to segregate the results of discontinued operations from continuing operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PERIODS ENDED DECEMBER 31, 1996, DECEMBER 31, 1995 AND DECEMBER 31, 1994

GENERAL

North American Integrated Marketing, Inc. has focused its growth strategy on acquiring complementary database and direct mail marketing companies. The Company intends to build a vertically integrated company that provides turnkey database marketing products and services to direct marketers. These services will include database management and data warehousing, predictive modeling, marketing strategy consulting, agency creative, production management, direct mail production and fulfillment. In October 1996, the Company entered the printing business with the purchase of 82% of the stock of Color Graphics, Inc..

Due to this acquisition the results of operations for 1996 are not comparable to prior years. See Note 3 of Notes to Consolidated Financial Statements for additional information concerning this acquisition. In addition the following discussion and analysis do not take into consideration the results of operations of the production services in Pasadena, California, which was closed effective September 30, 1994. The closing of the division has been accounted for as discontinued operations and prior year financial statements have been restated to reflect the closing. Net revenue of the division for 1994 was $1,486,138. See
Note 4 of Notes to Consolidated Financial Statements.

(A)  RESULTS OF OPERATIONS

                            Year Ended December 31,

                                     1996                       1995         1994
                                     ----                       ----         ----

                      Database     Printing       Total       Database     Database
                      --------     --------       -----       --------     --------
Revenues             $7,867,656   $3,341,031   $11,208,687   $4,665,599   $2,700,281
Gross profit         $2,725,947   $1,421,112   $ 4,147,059   $1,433,870   $1,518,076
Operating income     $1,256,448   $  555,966   $ 1,812,414   $  162,922   $  371,856

Consolidated net revenues of $11,208,687 in 1996 represent an increase of $6,543,088 over 1995. Operating income of $1,812,414 represents an increase of $1,649,492 over 1995. The increase in the net revenues and operating income of the Company resulted from the continued revenue growth of the database segment and the acquisition of Color Graphics, Inc. on October 1, 1996.

Revenues
--------

Net revenues increased $6,543,089 in 1996 from $4,665,599 to $11,208,688 as compared to 1995 and increased $1,965,318 in 1995 from $2,700,281 to $4,665,599 as compared to 1994. The net revenue increase during 1996 was primarily attributable to database and advertising growth resulting from increased sales to existing customers, including First USA, Bank of New York (Delaware), Fleet Corporation and Marine Midland and sales to several new clients including Beneficial Bank and Corestates. The increase in revenue during 1995 resulted from increased sales to existing customers, including First USA and Bank of New York (Delaware) and sales to several new clients. Customers in the banking industry accounted for 97%, 90% and 83% of the Company's database revenues in 1996, 1995 and 1994 respectively. The continued growth to existing customers is contributed to the modification of marketing strategies in the banking industry, which appear to be focusing more on the activation and retention of current customers rather than seeking acquisition of new customers. Management believes that through our database marketing efforts we provide our customers a more efficient guide to building a more profitable relationship with their customers. The acquisition of Color Graphics, Inc., on October 1, 1996, provided a 29% increase to revenues through direct mail printing services provided to customers in the credit card industry including Capital One, Citibank, Chase and American Express.

Cost of Revenue
---------------

The Company's cost of revenue, as a percentage of sales was 63%, 69% and 43% in 1996, 1995 and 1994, respectively. The decrease in cost of revenue for database during 1995 resulted primarily from increased in-house database production, which was offset in part by an increase in salary expenses due to additional staffing. The increase in cost of revenue during 1995 resulted primarily from costs associated with the growth of advertising and marketing services provided and the use of outside vendors to fulfill this demand and cost increases, primarily salaries, resulting from the revenue increase during 1995. The Color Graphics, Inc. acquisition, cost of revenue as a percentage of sales provided and overall increase of 11.3% to the prior period comparison.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses increased $691,900 in 1996, increased $114,369 in 1995 and increased $200,161 in 1994 as compared to prior periods. The increase in 1996 expenses resulted primarily from: a) increase in database expenses and supplies related to computer equipment. b) costs associated with promotion, travel and entertainment to secure new customers. c) commission expenses relating to growth of the advertising and marketing services and d) the acquisition of Color Graphics, Inc.. The increase in 1995 expenses resulted primarily from: (1) the use of professional recruiting services to fulfill additional staffing requirements. (2) salary increases and (3) costs related to opening of the Delaware office. The increase in 1994 expenses resulted from increased consulting and commission expense related to generating new business. A 43.1% increase in selling general and administrative expenses for the current period is attributable to the acquisition of Color Graphics, Inc..

Interest Expense
----------------

Interest expense increased $124,572 in 1996, decreased $13,608 in 1995 and increased $2,158 in 1994 as compared to prior periods. A significant portion of the increase in 1996 resulted from the acquisition of Color Graphics, Inc.. The increase resulted primarily from: a) $1,000,000 loan acquired from a related party to purchase Color Graphics, Inc. and b.) Color Graphics, Inc.'s borrowings on both their revolving line of credit and equipment loans. The decrease in 1995 was a direct result of the reduction in the use of the Company's line of credit. The increase in 1994 was due to increases in the prime rate offset in part by decreased short term borrowing.

Depreciation and Amortization
-----------------------------

Depreciation and amortization increased $247,226 in 1996, $23,967 in 1995, $27,669 in 1994 as compared to prior periods. The increase resulted primarily from the purchase of computer equipment and software necessary to fulfill the demand by database customers and to support additional staffing. The acquisition of Color Graphics, Inc. accounted for approximately 60% of the increase for 1996. The increase in 1995 and 1994 resulted primarily from the purchase of Company assets.

Provision for Income Taxes
--------------------------

Provision for income taxes increased $682,830 in 1996, decreased $98,035 in 1995, and increased $58,920 in 1994. The increase in 1996 was due to the increase in taxable income. The decrease in 1995 income taxes was due primarily to a decrease in taxable income. The increase in income taxes in 1994 was due primarily to an increase in taxable income.

Inflation
---------

Inflation and price increases do not materially affect the Company's gross profit margin as contract prices are adjusted at the same time increases are implemented by outside vendors.

(b)  Liquidity and Capital Resources
     -------------------------------

                                                                        Year Ended December 31,
                                                                        -----------------------
                                                                  1996            1995            1994
                                                                  ----            ----            ----
     Working capital (deficit)                                $ 2,705,915     $ (62,302)      $ (100,765)
     Cash                                                       1,080,630       520,865          275,738
     Cash provided by operating activities                      1,425,294       394,318          128,965
     Cash used in (provided by) investing activities              289,282       133,600          (70,420)
     Cash used in investing activities                            576,247        15,591          394,863

Working capital increased in both 1996 and 1995 over the corresponding prior year periods due primarily to increased cash flow from operations which resulted in higher cash levels.

The increase in cash flows from operations in 1996 resulted primarily from improved profitability and strong cash collections. The increase in cash flows from operations in 1995 resulted primarily from improved profitability and extended trade credit provided by a related company which allowed the Company to avoid any borrowing on its line of credit.

The increase in cash used in investing activities in both 1996 and 1995 resulted primarily from higher capital expenditures. In addition, in 1996, the Company acquired Color Graphics, Inc. The Company expects to continue to invest in capital assets to support its growth.

In 1996, the Company borrowed $1,000,000 from a related party to partially finance the acquisition of Color Graphics, Inc. In addition the Company received $500,000 from the sale of a convertible debenture in 1996. The Company used these proceeds and cash flow from operations to reduce a significant portion of short term debt acquired from Color Graphics, Inc. In addition, the Company purchased 1,920,000 shares of its common stock held by two current officers for $300,000.

At December 31, 1996, the Company had outstanding debt of $4,619,482 primarily in the form of notes payable.

At December 31, 1996, the amount available under the Company's lines of credit was approximately $3,033,400.

The Company anticipates that current cash balances as well as anticipated cash flows from operations will be sufficient to meet its working capital and capital expenditure needs at least through December 31, 1997.

ITEM 8.  FINANCIAL STATEMENT

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



March 31, 1997



To the Board of Directors and
Shareholders of North American
Integrated Marketing, Inc.


We have audited the accompanying consolidated balance sheets of North American Integrated Marketing, Inc., and subsidiary as of December 31, 1994 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the one year in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of North American Integrated Marketing, Inc. and subsidiary as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Weuguyn Hughan & Co.

                              THOMPSON DUGAN, PC

                         CERTIFIED PUBLIC ACCOUNTANTS
                         ----------------------------


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


March 20, 1997


To the Board of Directors and
Shareholders of North American
Integrated Marketing, Inc.


We have audited the accompanying consolidated balance sheets of North American integrated Marketing, Inc., and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of North American Integrated Marketing, Inc and subsidiary as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Thompson Dugan, PC

                   NORTH AMERICAN INTEGRATED MARKETING, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Years Ended December 31,
                                             1996         1995          1994
                                          -----------  -----------  ------------
REVENUES
  Database                                $ 7,867,656  $ 4,665,599  $ 2,700,281
  Printing                                  3,341,032            -            -
                                          -----------  -----------  -----------
        Total revenues                     11,208,688    4,665,599    2,700,281

COST OF REVENUE
  Database - related company                4,070,042    1,974,938      205,535
  Database - other                          1,071,667    1,256,791      976,670
  Printing                                  1,919,920            -            -
                                          -----------  -----------  -----------
        Total cost of revenue               7,061,629    3,231,729    1,182,205

  Selling, general and
    administrative expense                  1,879,539    1,187,639    1,073,270
  Interest expense                            127,507        2,935       16,543
  Depreciation and amortization               327,600       80,374       56,407
                                          -----------  -----------  -----------
        Total costs and expenses            9,396,275    4,502,677    2,328,425
                                          -----------  -----------  -----------
Income from continuing operations before
  income taxes and minority interest        1,812,413      162,922      371,856
Provision for income taxes                    743,140       60,340      158,375
                                          -----------  -----------  -----------
Income from continuing operations before    1,069,273      102,582      213,481
  minority interest
Minority interest in income of                 56,064            -            -
 subsidiary                               -----------  -----------  -----------
Income from continuing operations           1,013,209      102,582      213,481
Loss from discontinued operations                   -            -      (18,131)
                                          -----------  -----------  -----------

Net income                                $ 1,013,209  $   102,582  $   195,350
                                          ===========  ===========  ===========

EARNINGS PER SHARE                              $0.04        $0.01        $0.01
                                          ===========  ===========  ===========

WEIGHTED AVERAGE COMMON SHARES
  USED IN COMPUTING EARNINGS PER SHARE     28,532,949   14,120,073   15,840,007
                                          ===========  ===========  ===========

                See notes to consolidated financial statements.

                   NORTH AMERICAN INTEGRATED MARKETING, INC.


                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                 December 31,
                                              1996          1995
                                           -----------    ----------
CURRENT ASSETS
    Cash                                   $ 1,080,630    $  520,865
    Accounts receivable, less allowance
     for doubtful accounts of $53,093 in
     1996 and $29,093 in 1995                4,236,638     1,553,619
    Inventories                                466,117             -
    Prepaid and other current assets           422,259        33,404
                                           -----------    ----------
         Total current assets                6,205,644     2,107,888
PROPERTY, PLANT AND EQUIPMENT, Net           3,849,063       230,444
OTHER ASSETS                                   179,101        84,078
                                           -----------    ----------

TOTAL ASSETS                               $10,233,808    $2,422,410
                                           ===========    ==========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Note payable                           $   466,593    $        -
    Current maturities of long-term debt       275,175        16,928
    Accounts payable                           764,913        84,894
    Accounts payable - related company         371,315     1,893,205
    Income taxes payable                       703,482        38,503
    Accrued expenses and other current         818,776        93,360
     liabilities
    Deferred revenue                            99,475        43,300
                                           -----------    ----------
         Total current liabilities           3,499,729     2,170,190
LONG-TERM DEBT                               2,952,713         7,175
LONG-TERM DEBT - RELATED COMPANY               925,000             -
DEFERRED INCOME TAXES                          542,200             -
OTHER LONG-TERM LIABILITIES                    284,096             -
MINORITY INTEREST                              571,816             -
SHAREHOLDERS' EQUITY
    Common stock, $.00001 par value -
     authorized,  50,000,000 shares;
     issued and outstanding: 40,100,091
     shares in 1996 and 16,040,073 shares
     in 1995, of which 3,840,000 shares
     in 1996 and 1,920,000 shares in
     1995 are held as treasury stock             212           160
    Paid-in capital                            500,003            55
    Retained earnings                        1,263,039       249,830
                                           -----------    ----------
                                             1,763,254       250,045
    Less treasury stock, at cost              (305,000)       (5,000)
                                           -----------    ----------
                                             1,458,254       245,045
                                           -----------    ----------

TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                    $10,233,808    $2,422,410
                                           ===========    ==========

                 See notes to consolidated financial statements


                   NORTH AMERICAN INTEGRATED MARKETING, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                          Common Stock
                                       ------------------
                                                                        Retained
                                         Number            Paid - in    Earnings     Treasury
                                       of Shares   Amount   Capital    (Deficit)       Stock        Total
                                       ----------  ------  ---------  ------------  -----------  ------------
Balance at December 31, 1993           16,040,073     160         55      (48,102)           -       (47,887)

Purchase of treasury stock                      -       -          -            -       (5,000)       (5,000)

Net income                                      -       -          -      195,350            -       195,350
                                       ----------  ------  ---------   ----------   ----------    ----------

Balance at December 31, 1994           16,040,073     160         55      147,248       (5,000)      142,463

Net income                                      -       -          -      102,582            -       102,582
                                       ----------  ------  ---------   ----------   ----------    ----------

Balance at December 31, 1995           16,040,073     160         55      249,830       (5,000)      245,045
                                       ----------  ------  ---------   ----------   ----------    ----------

Purchase of treasury stock                                                            (300,000)     (300,000)

Common stock issued in exchange for
  convertible debenture                24,060,018     241    499,759            -            -       500,000

Net income                                      -       -          -    1,013,209            -     1,013,209
                                       ----------  ------  ---------   ----------   ----------    ----------

Balance at December 31, 1996           40,100,091    $401   $499,814   $1,263,039    $(305,000)   $1,458,254
                                       ==========  ======  =========   ==========   ==========    ==========

                 See notes to consolidated financial statements

                   NORTH AMERICAN INTEGRATED MARKETING, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                          Common Stock
                                       ------------------
                                                                        Retained
                                         Number            Paid - in    Earnings     Treasury
                                       of Shares   Amount   Capital    (Deficit)       Stock        Total
                                       ----------  ------  ---------  ------------  -----------  ------------
Balance at December 31, 1993           16,040,073     160         55      (48,102)           -       (47,887)

Purchase of treasury stock                      -       -          -            -       (5,000)       (5,000)

Net income                                      -       -          -      195,350            -       195,350
                                       ----------  ------  ---------   ----------   ----------    ----------

Balance at December 31, 1994           16,040,073     160         55      147,248       (5,000)      142,463

Net income                                      -       -          -      102,582            -       102,582
                                       ----------  ------  ---------   ----------   ----------    ----------

Balance at December 31, 1995           16,040,073     160         55      249,830       (5,000)      245,045
                                       ----------  ------  ---------   ----------   ----------    ----------

Purchase of treasury stock                                                            (300,000)     (300,000)

Common stock issued in exchange for
  convertible debenture                24,060,018     241    499,759            -            -       500,000

Net income                                      -       -          -    1,013,209            -     1,013,209
                                       ----------  ------  ---------   ----------   ----------    ----------

Balance at December 31, 1996           40,100,091    $401   $499,814   $1,263,039    $(305,000)   $1,458,254
                                       ==========  ======  =========   ==========   ==========    ==========

                 See notes to consolidated financial statements

                   NORTH AMERICAN INTEGRATED MARKETING, INC.


                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                 December 31,
                                              1996          1995
                                           -----------    ----------
CURRENT ASSETS
    Cash                                   $ 1,080,630    $  520,865
    Accounts receivable, less allowance
     for doubtful accounts of $53,093 in
     1996 and $29,093 in 1995                4,236,638     1,553,619
    Inventories                                466,117             -
    Prepaid and other current assets           422,259        33,404
                                           -----------    ----------
         Total current assets                6,205,644     2,107,888
PROPERTY, PLANT AND EQUIPMENT, Net           3,849,063       230,444
OTHER ASSETS                                   179,101        84,078
                                           -----------    ----------

TOTAL ASSETS                               $10,233,808    $2,422,410
                                           ===========    ==========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Note payable                           $   466,593    $        -
    Current maturities of long-term debt       275,175        16,928
    Accounts payable                           764,913        84,894
    Accounts payable - related company         371,315     1,893,205
    Income taxes payable                       703,482        38,503
    Accrued expenses and other current         818,776        93,360
     liabilities
    Deferred revenue                            99,475        43,300
                                           -----------    ----------
         Total current liabilities           3,499,729     2,170,190
LONG-TERM DEBT                               2,952,713         7,175
LONG-TERM DEBT - RELATED COMPANY               925,000             -
DEFERRED INCOME TAXES                          542,200             -
OTHER LONG-TERM LIABILITIES                    284,096             -
MINORITY INTEREST                              571,816             -
SHAREHOLDERS' EQUITY
    Common stock, $.00001 par value -
     authorized,  50,000,000 shares;
     issued and outstanding: 40,100,091
     shares in 1996 and 16,040,073 shares
     in 1995, of which 3,840,000 shares
     in 1996 and 1,920,000 shares in
     1995 are held as treasury stock             212           160
    Paid-in capital                            500,003            55
    Retained earnings                        1,263,039       249,830
                                           -----------    ----------
                                             1,763,254       250,045
    Less  treasury stock, at cost             (305,000)       (5,000)
                                           -----------    ----------
                                             1,458,254       245,045
                                           -----------    ----------


TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                    $10,233,808    $2,422,410
                                           ===========    ==========

                 See notes to consolidated financial statements

                   NORTH AMERICAN INTEGRATED MARKETING, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Years Ended December 31,
                                                                                   1996           1995         1994
                                                                                -----------    -----------   ---------
Cash flows from operating activities:
    Net income                                                                  $ 1,013,209    $   102,582   $ 195,350
    Adjustment for discontinued operations                                                -              -      18,131

    Adjustments to reconcile net income
        to net cash provided by operating activities:

        Depreciation and amortization                                               327,600         80,374      56,407
        Minority interest                                                            56,064
        Deferred taxes                                                                2,760
        Loss on sale of assets                                                            -          5,599           -
        (Increase) decrease in net of effects of acquisition
           Accounts receivable, net                                                 551,341     (1,091,285)      4,348
           Inventory                                                                 67,471
           Prepaid and other current assets                                          23,824        (28,238)    (44,939)
           Other assets                                                               6,434
        Increase (decrease) in:
           Accounts payable                                                         267,855        (11,434)   (129,814)
           Accounts payable - related company                                    (1,521,890)     1,353,751      10,653
           Income taxes payable                                                     664,979          2,371    (103,541)
           Accrued expenses and other current liabilities                           (90,528)        12,298      43,586
           Deferred  revenue                                                         56,175        (31,700)     20,000
                                                                                -----------    -----------   ---------
                  Net cash provided by operating
                  activities of continuing operations                             1,425,294        394,318      70,181
                 Cash provided by operating activities
                 of discontinued  operations                                              -              -      58,784
                                                                                -----------    -----------   ---------

                 Cash provided by operating activities                            1,425,294        394,318     128,965

Cash flows from investing activities:
        Business acquisition, net of cash acquired                                  (35,406)
        Purchase of furniture and equipment                                        (253,876)      (148,219)   (102,100)
        Proceeds from the sale of equipment                                               -          1,546           -
        Cash provided by (used in) investing
           activities - discontinued operations                                           -         13,073     172,520
                                                                                -----------    -----------   ---------

                 Net cash (used in)provided by investing activities                (289,282)      (133,600)     70,420
                                                                                -----------    -----------   ---------

Cash flows from financing activities:
        Net borrowings under (repayments of) notes payable                       (1,562,930)             -    (375,499)
        Repayments of long-term debt                                                (73,015)       (15,591)    (14,364)
        Proceeds from issuance of long-term debt - related company                1,000,000              -           -
        Purchase of treasury stock                                                 (300,000)             -      (5,000)
        Sale of debenture                                                           500,000              -           -
        Increase in minority interest                                               (56,064)             -           -
        Decrease in long term liabilities                                           (84,238)             -           -
                                                                                -----------    -----------   ---------

                 Net cash in financing  activities                                 (576,247)       (15,591)   (394,863)
                                                                                -----------    -----------   ---------

Net increase (decrease) in cash                                                     559,765        245,127    (195,478)

Cash at beginning of year                                                           520,865        275,738     471,216
                                                                                -----------    -----------   ---------

                 Cash at end of year                                            $ 1,080,630    $   520,865   $ 275,738
                                                                                ===========    ===========   =========

                See notes to consolidated financial statements.

                   NORTH AMERICAN INTEGRATED MARKETING, INC.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

LONG TERM DEBT

Based on the borrowing rates currently available to the Company for loans similar in terms and average maturities, the stated value of long term debt approximated market value at December 31, 1996.


REVENUE RECOGNITION

The Company provides database services by preparing marketing reports and direct marketing mailing lists. Services are provided on a project-by-project basis under periodic service arrangements that extend up to one year. Revenue and related costs are recognized on a project-by-project basis in the period in which the services are provided.

Deferred revenues and deferred costs arise when invoices are rendered or costs incurred prior to performing services. Deferred costs exclude salaries, which are expended as incurred.

ADVERTISING COSTS

The Company follows the policy of charging the costs of advertising to expense. Advertising costs included in selling, general and administrative expenses for the years ended December 31, 1996, 1995 and 1994 were $75,857, $42,591 and $85,361, respectively.


INCOME TAXES

The Company uses Statement of Financial Accounting Standards No. 109 "Accounting For Income Taxes" in reporting deferred income taxes. SFAS No. 109 requires a company to recognize deferred tax liabilities and assets for the expected future income tax consequences of events that have been recognized in the company's financial statement. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

STOCK BASED COMPENSATION

The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), in 1996. Under the provision of SFAS 123, companies can elect to account for stock-based compensation plans using a fair-value based method or continue measuring compensation expense for those plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, " Accounting for Stock Issued to Employees" (APB 25) and related Interpretations. The Company has elected to continue using the intrinsic value method to account for the stock-based compensation plan. Assuming a fair market value of $.05 per share, had the Company followed SFAS 123 rather than APB25, the reported net income for the year ended December 31, 1996 would have been approximately $928,200 ($.03 per share)

                   NORTH AMERICAN INTEGRATED MARKETING, INC.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

LONG TERM DEBT

Based on the borrowing rates currently available to the Company for loans similar in terms and average maturities, the stated value of long term debt approximated market value at December 31, 1996.


REVENUE RECOGNITION

The Company provides database services by preparing marketing reports and direct marketing mailing lists. Services are provided on a project-by-project basis under periodic service arrangements that extend up to one year. Revenue and related costs are recognized on a project-by-project basis in the period in which the services are provided.

Deferred revenues and deferred costs arise when invoices are rendered or costs incurred prior to performing services. Deferred costs exclude salaries, which are expended as incurred.

ADVERTISING COSTS

The Company follows the policy of charging the costs of advertising to expense. Advertising costs included in selling, general and administrative expenses for the years ended December 31, 1996, 1995 and 1994 were $75,857, $42,591 and $85,361, respectively.


INCOME TAXES

The Company uses Statement of Financial Accounting Standards No. 109 "Accounting For Income Taxes" in reporting deferred income taxes. SFAS No. 109 requires a company to recognize deferred tax liabilities and assets for the expected future income tax consequences of events that have been recognized in the company's financial statement. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

STOCK BASED COMPENSATION

The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), in 1996. Under the provision of SFAS 123, companies can elect to account for stock-based compensation plans using a fair-value based method or continue measuring compensation expense for those plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, " Accounting for Stock Issued to Employees" (APB 25) and related Interpretations. The Company has elected to continue using the intrinsic value method to account for the stock-based compensation plan. Assuming a fair market value of $.05 per share, had the Company followed SFAS 123 rather than APB25, the reported net income for the year ended December 31, 1996 would have been approximately $928,200 ($.03 per share)

                   NORTH AMERICAN INTEGRATED MARKETING, INC.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

EARNINGS PER SHARE

Earnings per share was computed based on the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents represent the dilutive effect of outstanding stock options.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 3 - ACQUISITIONS

Effective October 1, 1996, pursuant to a Stock Purchase Agreement dated September 30, 1996, the Company acquired 82% of the outstanding common stock of Color Graphics, Inc. for a total consideration of $1,909,283. The consideration consisted of $1,000,000 in cash paid by the Company, $286,000 in cash paid by Color Graphics, Inc., the assumption of liabilities totaling $250,000 and the transfer of a life insurance policy valued at $210,806 by Color Graphics, Inc.. In addition, Color Graphics, Inc. assigned an accounts receivable of $464,000 which Color Graphics, Inc. had previously written off. The Company has assigned a value of $162,477 to this receivable for purchase accounting. The Company obtained the $1,000,000 from North American Communications, Inc. (NAC), a related party (see Note 7). In addition, the Company granted to a consultant an option to acquire 10 percent of the Color Graphics, Inc. stock at an exercise price of $1,058.82 per share or $30,000 in the aggregate through September 30, 2001 for his role in consummating the acquisition. The acquisition was accounted for as a purchase and property, plant and equipment was reduced by the excess of the fair value of the net assets acquired over the cost using the purchase method of accounting. The operations of Color Graphics, Inc. are included in the accompanying consolidated financial statement from the date of acquisition.

The pro forma results listed below are unaudited and reflect purchase price accounting adjustments assuming the acquisition occurred at January 1, 1995. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire period presented. In addition, they are not intended to be a projection of future results and do not reflect any efficiencies that might be achieved from the combined operation.

                                                1996          1995
                                                ----          ----
                    Revenue                  $27,275,722   $39,436,698
                    Net income                   924,627     1,570,335
                    Net income per share     $      0.03   $      0.11

                   NORTH AMERICAN INTEGRATED MARKETING, INC.

NOTE 4 - DISCONTINUED OPERATIONS

In September 1994, the Company announced the closing of its production services division in Pasadena, California. Certain assets and liabilities of the division with a book value of $ 34,566 and $ 10,092, respectively, were transferred to a former officer as part of a severance agreement. In addition, certain assets were sold at book value to North American Communications, Inc., a related party, for $7,876. Other assets with a book value of $5,979 were abandoned.

The loss on the closing of the division has been accounted for as discontinued operations and prior year financial statements and notes have been restated to reflect the closing of the production services division. Net revenue of the creative services division for 1994 was $1,486,138. The loss consists of the following:

          Income from discontinued operations
            (net of income taxes of $12,050)         $    23,863
          Loss on closing of division (net of
           income tax benefit of $21,210)                (41,994)
                                                     -----------

          Loss from discontinued operations          $   (18,131)
                                                     ===========



NOTE 5 - INVENTORIES

Inventories consist of the following:

                                                        December 31,
                                                     1996          1995
                                                     ----          ----
          Paper                                   $   321,623      $   -
          Other raw materials                          81,628          -
          Work-in-process                              62,866          -
                                                  -----------      -----
                                                  $   466,117      $   -
                                                  ===========      =====

                   NORTH AMERICAN INTEGRATED MARKETING, INC.

NOTE 6 - PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consist of the following:

                                               December 31,
                                            1996          1995
                                            ----          ----
          Deferred income taxes              $172,000   $23,440
          Due from others - income taxes      161,680         -
          Refundable state taxes               66,388         -
          Other current assets                 22,191     9,964
                                             --------   -------
                                             $422,259   $33,404
                                             ========   =======

NOTE 7 - PROPERTY PLANT AND EQUIPMENT

Property plant and equipment consists of the following:

                                                          December 31,
                                                        1996         1995
                                                        ----         ----
          Machinery and equipment                    $3,561,995   $       -
          Office furniture and equipment                105,742      41,090
          Transportation equipment                      135,737     135,737
          Computer equipment and software               432,185     279,417
          Leasehold improvements                         61,703           -
          Construction in progress                       63,496           -
                                                     ----------   ---------
                                                      4,360,858     456,244
          Accumulated depreciation and                 (511,795)   (225,800)
          amortization                               ----------   ---------

                                                     $3,849,063   $ 230,444
                                                     ==========   =========

                   NORTH AMERICAN INTEGRATED MARKETING, INC.

NOTE PAYABLE - RELATED COMPANY

During 1996, the Company borrowed $1,000,000 from NAC to partially finance the acquisition of Color Graphics, Inc. The unsecured loan was represented by a promissory note bearing interest at 8%, and payable in monthly installments of $5,000 plus interest with payment in full due September 30, 2006. Interest expense related to this note was $26,665 for the year ended December 31, 1996.

At December 31, 1996 the scheduled principal payments on the note are as follows:

                          1997           $ 65,000
                          1998             60,000
                          1999             60,000
                          2000             60,000
                          2001             60,000
                          Thereafter      685,000
                                         --------
                                         $990,000
                                         ========

No borrowings were outstanding with NAC at December 31, 1995.


NET REVENUE

Net revenue includes amounts from NAC as follows:

                                                December 31,
                                             1996     1995   1994
                                           ---------  -----  -----

                    NAC                     $672,800  $   -  $   -
                                            ========  =====  =====

COST OF REVENUE

NAC is one of several suppliers of printing and mailing services and is awarded contracts by the Company. Goods and services purchased from NAC were as follows:

                                                      December 31,
                                                 1996         1995       1994
                                           ----------   ----------   --------

                    NAC                    $4,070,042   $1,974,938   $205,535
                                           ==========   ==========   ========

                   NORTH AMERICAN INTEGRATED MARKETING, INC.

NOTE PAYABLE - RELATED COMPANY

During 1996, the Company borrowed $1,000,000 from NAC to partially finance the acquisition of Color Graphics, Inc. The unsecured loan was represented by a promissory note bearing interest at 8%, and payable in monthly installments of $5,000 plus interest with payment in full due September 30, 2006. Interest expense related to this note was $26,665 for the year ended December 31, 1996.

At December 31, 1996 the scheduled principal payments on the note are as follows:

                          1997           $ 65,000
                          1998             60,000
                          1999             60,000
                          2000             60,000
                          2001             60,000
                          Thereafter      685,000
                                         --------
                                         $990,000
                                         ========

No borrowings were outstanding with NAC at December 31, 1995.


NET REVENUE

Net revenue includes amounts from NAC as follows:

                                                December 31,
                                             1996     1995   1994
                                           ---------  -----  -----

                    NAC                     $672,800  $   -  $   -
                                            ========  =====  =====

COST OF REVENUE

NAC is one of several suppliers of printing and mailing services and is awarded contracts by the Company. Goods and services purchased from NAC were as follows:

                                                      December 31,
                                                 1996         1995       1994
                                           ----------   ----------   --------

                    NAC                    $4,070,042   $1,974,938   $205,535
                                           ==========   ==========   ========

                   NORTH AMERICAN INTEGRATED MARKETING, INC.

NOTE 10 - NOTE PAYABLE

At December 31, 1996 and 1995 the Company had available a revolving line of credit in the maximum aggregate principal amount of $1,000,000 and with interest payable monthly at the lender's basic rate plus 1 percent (9.25 percent at December 31, 1996). Borrowings are to be used to provide working capital to fund inventory purchases and for payment of certain other costs approved by the lender incidental to the loan. The borrowings under the line of credit are secured by the Company's receivables, equipment and fixtures. The repayment of the loan is guaranteed by NAC, an affiliated company. In addition, a subordination agreement was executed by NAC and the shareholders of the Company.

Borrowings outstanding under the line of credit were $-0-, and $-0- at December 31, 1996 and 1995, respectively.

At December 31, 1996 the Company's subsidiary had a short-term revolving line of credit with United States National Bank, which expires on April 30, 1997, in the maximum aggregate principal amount of $2,500,000 and with interest payable monthly at the lender's rate plus 1% (9.25 percent at December 31, 1996). The agreement permits borrowing on a percentage of qualified accounts receivable and inventory as defined in the agreement. The borrowings under the line of credit are secured by the subsidiary's accounts receivable and equipment and guaranteed by the Company and NAC, an affiliated company. This debt is cross collateralized with the term financing described in Note 12.

Borrowings outstanding under the line of credit were $466,593 at December 31, 1996.

NOTE 11 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

                                            December 31,
                                           1996       1995
                                         ---------  --------

     Accrued payroll                      $ 95,588   $41,877
     Accrued vacation                      128,186         -
     Accrued rent                          171,780         -
     Customer deposits                     117,909         -
     Liability related to acquisition      250,000         -
     Other                                  55,313    51,483
                                          --------   -------
                                          $818,776   $93,360
                                          ========   =======

                   NORTH AMERICAN INTEGRATED MARKETING, INC.

NOTE 12 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                December 31,
                                                                              1996       1995
                                                                           -----------  -------
Note payable to United States National Bank in monthly
installments, including interest at 9.73%, for the first 5 years.
The note payments will then be reset for the next five years based on interest rates as specified in the agreement (see
 Note 9 for collateral guarantees).                                         $3,155,713  $     -

Installment note payable to a bank with interest at 11.66%,
secured by a motor vehicle and payable in monthly installments
of $726, due through May 1997.                                                   3,675   12,341

Installment note payable to bank with interest at 8.25%,
secured by a motor vehicle and payable in monthly installments
of $780, due through May 1997                                                    3,500   11,762
                                                                            ----------  -------

                                                                             3,162,888   24,103
                    Less: Current maturities                                   210,175   16,928
                                                                            ----------  -------
                                                                            $2,952,713  $ 7,175
                                                                            ==========  =======

At December 31, 1996 the scheduled principal payments on the debt are as follows:

                    1997                  $  210,175
                    1998                     222,001
                    1999                     244,919
                    2000                     269,488
                    2001                     298,025
                    Thereafter             1,918,680
                                          ----------
                                          $3,163,288
                                          ==========

                   NORTH AMERICAN INTEGRATED MARKETING, INC.

NOTE 12 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                December 31,
                                                                              1996       1995
                                                                           -----------  -------
Note payable to United States National Bank in monthly
installments, including interest at 9.73%, for the first 5 years.
The note payments will then be reset for the next five years based on interest rates as specified in the agreement (see
 Note 9 for collateral guarantees).                                         $3,155,713  $     -

Installment note payable to a bank with interest at 11.66%,
secured by a motor vehicle and payable in monthly installments
of $726, due through May 1997.                                                   3,675   12,341

Installment note payable to bank with interest at 8.25%,
secured by a motor vehicle and payable in monthly installments
of $780, due through May 1997                                                    3,500   11,762
                                                                            ----------  -------

                                                                             3,162,888   24,103
                    Less: Current maturities                                   210,175   16,928
                                                                            ----------  -------
                                                                            $2,952,713  $ 7,175
                                                                            ==========  =======

At December 31, 1996 the scheduled principal payments on the debt are as follows:

                    1997                  $  210,175
                    1998                     222,001
                    1999                     244,919
                    2000                     269,488
                    2001                     298,025
                    Thereafter             1,918,680
                                          ----------
                                          $3,163,288
                                          ==========

                   NORTH AMERICAN INTEGRATED MARKETING, INC.

NOTE 15 - SHAREHOLDER'S EQUITY - (Continued)


Stock Option Plan

In March 1996, the Company adopted the Stock Option Plan ("Plan") which provided for the issuance of non-qualified stock options and incentive stock options as well as stock appreciation rights (in connection with options) to eligible employees, officer, consultants and advisors of the Company. Under the terms of this plan, options to purchase 10,000,000 shares of Common Stock were reserved for issuance, generally are granted at not less than fair market value, become excercisable as established by the Board of Directors or the Compensation Committee, and generally expire ten years from the date of grant. As of December 31, 1996, options to purchase 4,080,000 shares of Common Stock at $.04 per share were outstanding of which 3,700,000 shares were vested. Options for 5,920,000 shares were available for future grant under the plan at December 31, 1996. To date, the Company has not issued any stock appreciation rights under this plan.

Restricted Stock Plan

Effective January 1, 1992 the Company adopted a Restricted Stock Plan. The Restricted Stock Plan authorizes the issuance of 200,000 shares of restricted stock to certain key employees of the Company over a five-year period. Employees become vested in shares of restricted stock issued to them for the current fiscal year if they remained continuously employed by the Company for the entire fiscal year. If the employee separates from service on or before the last day of such fiscal year (other than for separations from service due to death, disability or unjust termination's), all shares of the Company's stock allocated to that employee for such fiscal year shall be forfeited. Once vested, all restrictions on the shares issued expire. Restricted shares outstanding for the plan totaled 40,000 at December 31, 1995, 1994 and 1993.

Treasury Stock

On December 5, 1996 the Board of Directors approved the purchase of 1,920,000 shares of common stock from two current officers of the Company for $300,000.

On September 30, 1994, the Board of Directors approved the purchase of 1,920,000 shares of common stock held by a former officer for $5,000.00.

                   NORTH AMERICAN INTEGRATED MARKETING, INC.

NOTE 16 - INCOME TAXES

The provision for income taxes consists of the following:

                                              Year Ended December 31,
                                            1996       1995        1994
                                         ----------  ---------  ----------
      Current provision:
            Federal                       $577,800   $ 61,200    $126,300
            State                          168,100     16,250      34,960
                                          --------   --------    --------
                Total current              745,900     77,450     161,260
                                          --------   --------    --------

      Deferred (benefit) provision:
             Federal                           600    (15,400)     (2,685)
             State                          (3,360)    (1,710)       (200)
                                          --------   --------    --------
                Total deferred              (2,760)   (17,110)     (2,885)
                                          --------   --------    --------

                Total                     $743,140   $ 60,340    $158,375
                                          ========   ========    ========

     The federal statutory rate differs from the Company's effective income tax rate on income from continuing operations as follows:

                                           Year Ended December 31,
                                            1996     1995     1994
                                          --------  -------  -------
Federal statutory income tax rate            34.0%    34.0%    34.0%
Increase (reduction) in the tax rate
 resulting from:
   State income tax, net of federal
    effect                                    5.9      5.9      6.2
   Nondeductible expenses                     1.1      4.7      4.0
   Accruals                                     -     (4.0)       -
   Other                                        -     (3.6)     2.0
                                             ----     ----     ----

                                             41.0%    37.0%    42.6%
                                             ====     ====     ====

                   NORTH AMERICAN INTEGRATED MARKETING, INC.

NOTE 16 - INCOME TAXES

The provision for income taxes consists of the following:

                                              Year Ended December 31,
                                            1996       1995        1994
                                         ----------  ---------  ----------
      Current provision:
            Federal                       $577,800   $ 61,200    $126,300
            State                          168,100     16,250      34,960
                                          --------   --------    --------
                Total current              745,900     77,450     161,260
                                          --------   --------    --------

      Deferred (benefit) provision:
             Federal                           600    (15,400)     (2,685)
             State                          (3,360)    (1,710)       (200)
                                          --------   --------    --------
                Total deferred              (2,760)   (17,110)     (2,885)
                                          --------   --------    --------

                Total                     $743,140   $ 60,340    $158,375
                                          ========   ========    ========

     The federal statutory rate differs from the Company's effective income tax rate on income from continuing operations as follows:

                                           Year Ended December 31,
                                            1996     1995     1994
                                          --------  -------  -------
Federal statutory income tax rate            34.0%    34.0%    34.0%
Increase (reduction) in the tax rate
 resulting from:
   State income tax, net of federal
    effect                                    5.9      5.9      6.2
   Nondeductible expenses                     1.1      4.7      4.0
   Accruals                                     -     (4.0)       -
   Other                                        -     (3.6)     2.0
                                             ----     ----     ----

                                             41.0%    37.0%    42.6%
                                             ====     ====     ====

                   NORTH AMERICAN INTEGRATED MARKETING, INC.

NOTE 18 - CONCENTRATION OF CREDIT RISK

At December 31, 1996 and 1995, approximately 46 percent and 99 percent, respectively, of the Company's accounts receivable balance was due from customers in the banking industry. During the years ended December 31, 1996, 1995 and 1994 the Company recorded approximately 80 percent, 97 percent and 91 percent of its total net revenue, respectively, from customers in the banking and credit card industries.

Two individual customers accounted for 10 percent or more of the Company's total net revenue for the year ended December 31, 1996. Net revenue from these customers was approximately 26 percent and 13 percent of total net revenue. Two customers constituted approximately 34 percent and 19 percent of total net revenue, for the year ended December 31, 1995 and two customers constituted approximately 30 percent and 17 percent of total net revenue, respectively, for the year ended December 31, 1994

The Company maintains cash balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1996, the Company's uninsured cash balances on deposit, per the bank's records, in excess of insured limits totaled $817,004.

NOTE 19 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                 Years Ended December 31,
                                                 1996        1995      1994
                                             ------------  --------  ---------
Cash paid during the period for:

  Interest                                   $   119,195    $ 2,935   $ 28,079
                                             ===========   ========   ========
  Income taxes                               $    70,921    $79,507   $258,041
                                             ===========   ========   ========

Noncash investing and financing activities
  Issuance of common stock in exchange
     for convertible debenture               $   500,000    $     -   $      -
                                             ===========   ========   ========
  In connection with the acquisition,
     assets acquired and liabilities
     assumed were as follows:
  Fair value of assets acquired              $ 9,783,500    $     -   $      -
  Less: Cash paid                             (1,000,000)         -          -
                                             -----------   --------   --------
  Liabilities assumed                        $ 8,783,500    $     -   $      -
                                             ===========   ========   ========
  Discontinued operations
     Transfer of assets to former officer    $         -    $     -   $ 34,566
                                             ===========   ========   ========
     Assumption of note by former officer    $         -    $     -   $ 10,092
                                             ===========   ========   ========

                   NORTH AMERICAN INTEGRATED MARKETING, INC.

NOTE 18 - CONCENTRATION OF CREDIT RISK

At December 31, 1996 and 1995, approximately 46 percent and 99 percent, respectively, of the Company's accounts receivable balance was due from customers in the banking industry. During the years ended December 31, 1996, 1995 and 1994 the Company recorded approximately 80 percent, 97 percent and 91 percent of its total net revenue, respectively, from customers in the banking and credit card industries.

Two individual customers accounted for 10 percent or more of the Company's total net revenue for the year ended December 31, 1996. Net revenue from these customers was approximately 26 percent and 13 percent of total net revenue. Two customers constituted approximately 34 percent and 19 percent of total net revenue, for the year ended December 31, 1995 and two customers constituted approximately 30 percent and 17 percent of total net revenue, respectively, for the year ended December 31, 1994

The Company maintains cash balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1996, the Company's uninsured cash balances on deposit, per the bank's records, in excess of insured limits totaled $817,004.

NOTE 19 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                 Years Ended December 31,
                                                 1996        1995      1994
                                             ------------  --------  ---------
Cash paid during the period for:

  Interest                                   $   119,195    $ 2,935   $ 28,079
                                             ===========   ========   ========
  Income taxes                               $    70,921    $79,507   $258,041
                                             ===========   ========   ========

Noncash investing and financing activities
  Issuance of common stock in exchange
     for convertible debenture               $   500,000    $     -   $      -
                                             ===========   ========   ========
  In connection with the acquisition,
     assets acquired and liabilities
     assumed were as follows:
  Fair value of assets acquired              $ 9,783,500    $     -   $      -
  Less: Cash paid                             (1,000,000)         -          -
                                             -----------   --------   --------
  Liabilities assumed                        $ 8,783,500    $     -   $      -
                                             ===========   ========   ========
  Discontinued operations
     Transfer of assets to former officer    $         -    $     -   $ 34,566
                                             ===========   ========   ========
     Assumption of note by former officer    $         -    $     -   $ 10,092
                                             ===========   ========   ========

SCHEDULE II
                   NORTH AMERICAN INTEGRATED MARKETING, INC.
                       VALUATION AND QUALIFYING ACCOUNTS

                       BALANCE AT    ADDITIONS
                       BEGINNING      CHARGED                   BALANCE AT
CLASSIFICATION         OF PERIOD   TO OPERATIONS  WRITE OFFS   END OF PERIOD
--------------         ---------   -------------  ----------   -------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
    YEAR ENDED:
DECEMBER 31, 1994         $ 7,267        $41,390    ($22,490)        $26,167
                            =====         ======     =======          ======

DECEMBER 31, 1995         $26,167        $21,000    ($18,074)        $29,093
                           ======         ======      ======          ======

DECEMBER 31, 1996         $29,093        $24,000          $0         $53,093
                           ======         ======           =          ======

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Names, Ages and Positions of the Directors and Executive Officers
-----------------------------------------------------------------

          Name                 Age           Position
          ----                 ---           --------
     Robert J. Bzezensky        57           President
     Nicholas Robinson          31           Chairman of the Board,
                                              Chief Executive Officer
     Steven Gasner              47           Vice President
     Robert Paltrow             55           Director, Secretary and Treasurer
     Anthony Nardiello          54           President, Color Graphics

     The current members of the Company's Board of Directors are Nicholas Robinson and Robert Paltrow. Nicholas Robinson serves as Chairman of the Board. Mr. Robinson is Mr. Paltrow's son-in-law. Directors are elected at the annual meeting of stockholders and remain in office until their successors are chosen and qualified. Officers are elected by the Board and serve at the discretion of the Board.

Business Experience of the Directors and Executive Officers
-----------------------------------------------------------

     Robert J. Bzezensky serves as the President of the Company, a position he has held since January 1989. Between 1987 and 1989 he served as the President of NAIS. Mr. Bzezensky's prior employment experience includes service as the Vice President, Sales and Marketing, with Della Femina Travisano and Partners Direct Ltd.; a senior consultant with CACI, Inc., a leading marketing information and systems supplier; the Director of Marketing for R.H. Donnelley; Vice President of Marketing for Metro Mail Corporation; and Vice President of Mail Marketing with John Blair Marketing.

     Nicholas Robinson serves as the Chief Executive Officer of the Company and Chairman of the Board, positions he has held since October 1, 1994. Mr. Robinson previously served as a database consultant for the Systems Integration Practice of Arthur Andersen.

     Steven Gasner is Vice President, Database Marketing, for the Company, a position he has held since January 1989. Between 1987 and 1989 he has served as the Vice President of NAIS. Mr. Gasner's prior employment experience includes service as the Director of Information Management with Citicorp Retail Services and with American Express; Vice President-Data Base Marketing with the Direct Marketing Group; and Vice President-Data Base Marketing with Della Femina Travisanao and Partners Direct Ltd.

     Robert Paltrow is the Secretary and Treasurer and a director of the Company, positions held he has held since January 1989. From 1981 through 1996 Mr. Paltrow served as President

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Names, Ages and Positions of the Directors and Executive Officers
-----------------------------------------------------------------

          Name                 Age           Position
          ----                 ---           --------
     Robert J. Bzezensky        57           President
     Nicholas Robinson          31           Chairman of the Board,
                                              Chief Executive Officer
     Steven Gasner              47           Vice President
     Robert Paltrow             55           Director, Secretary and Treasurer
     Anthony Nardiello          54           President, Color Graphics

     The current members of the Company's Board of Directors are Nicholas Robinson and Robert Paltrow. Nicholas Robinson serves as Chairman of the Board. Mr. Robinson is Mr. Paltrow's son-in-law. Directors are elected at the annual meeting of stockholders and remain in office until their successors are chosen and qualified. Officers are elected by the Board and serve at the discretion of the Board.

Business Experience of the Directors and Executive Officers
-----------------------------------------------------------

     Robert J. Bzezensky serves as the President of the Company, a position he has held since January 1989. Between 1987 and 1989 he served as the President of NAIS. Mr. Bzezensky's prior employment experience includes service as the Vice President, Sales and Marketing, with Della Femina Travisano and Partners Direct Ltd.; a senior consultant with CACI, Inc., a leading marketing information and systems supplier; the Director of Marketing for R.H. Donnelley; Vice President of Marketing for Metro Mail Corporation; and Vice President of Mail Marketing with John Blair Marketing.

     Nicholas Robinson serves as the Chief Executive Officer of the Company and Chairman of the Board, positions he has held since October 1, 1994. Mr. Robinson previously served as a database consultant for the Systems Integration Practice of Arthur Andersen.

     Steven Gasner is Vice President, Database Marketing, for the Company, a position he has held since January 1989. Between 1987 and 1989 he has served as the Vice President of NAIS. Mr. Gasner's prior employment experience includes service as the Director of Information Management with Citicorp Retail Services and with American Express; Vice President-Data Base Marketing with the Direct Marketing Group; and Vice President-Data Base Marketing with Della Femina Travisanao and Partners Direct Ltd.

     Robert Paltrow is the Secretary and Treasurer and a director of the Company, positions held he has held since January 1989. From 1981 through 1996 Mr. Paltrow served as President

Table ("Named Executive Officers").

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                     Potential
                                                                                  Realizable Value
                                                                                     at Assumed
                                                                                   Annual Rates of
                                                                                     Stock Price
                                                                                  Appreciation for
                            Individual Grants                                       Option Term(l)
----------------------------------------------------------------------------------------------------
                            Percent of Total
                            Options
                            Granted to         Exercise or
            Options         Employees in       Base Price    Expiration
Name        Granted (#)(2)  Fiscal Year        ($/Sh)           Date       5% ($)        10% ($)
----        --------------  ----------------   -----------   ----------    ------        -------
Nicholas     2,880,000            100%             $.04       3/10/2006
Robinson

________________

(1) The information in these columns illustrates the value that might be realized upon exercise of the options assuming the specified compound rates of appreciation of the Company's Common Stock over the term of the options. The potential realizable value columns are based on the total amount of options granted. The amounts reflected do not take into account amounts required to be paid for federal or state income taxes or option provisions regarding termination of the option following termination of employment or nontransferability requirements. These amounts were calculated based on requirements of the Securities and Exchange Commission and do not necessarily reflect the Company's estimate of future stock price growth.

(2) Of the options granted, 2,500,000 vested and became exercisable on March 11, 1996 and 380,000 shall vest and become exercisable on March 12, 1997.

     The following table provides information relating to the value of unexercised options held by the above-named executive officer at the end of fiscal 1996. No options were exercised by the Named Executive Officers.

                 UNEXERCISED STOCK OPTIONS AT FISCAL YEAR END

                                                            VALUE OF UNEXERCISED
                           TOTAL NUMBER OF                       IN-THE-MONEY
                         UNEXERCISED OPTIONS (#)             OPTIONS AT YEAR END
                      ------------------------------      ----------------------------

                       Exercisable  Unexercisable          Exercisable  Unexercisable
                       -----------  -------------          -----------  -------------
Nicholas Robinson      2,500,000         380,000            $25,000(1)     $3,800(1)

________________________
(1) Since the Common Stock is infrequently traded, the fair market value of the Common Stock underlying the options has been assumed to be $.05 per share based upon a recent independent valuation of the Common Stock.

Employment Contracts
--------------------

     The Company has entered into an employment contract with Anthony Nardiello, President of Color Graphics. The agreement is for a five year term ending September 30, 2001. The contract may be terminated by the Company if Mr. Nardiello (i) competes with the Company, unless such competition is consented to by the Company, (ii) commits any material misrepresentation, dishonesty or theft against the Company, (iii) dies or suffers a disability making him incapable of performing his essential duties or (iv) commits acts of gross misconduct. Under the terms of his Employment Contract, Mr. Nardiello receives an annual base salary of $325,000 and fringe benefits, including a Company automobile, health and disability insurance. In addition, Mr. Nardiello has the right to require the Company to purchase his Color Graphics common stock (18% of the outstanding common stock of Color Graphics) at a price equal to its fair market value as determined by an independent appraisal, exercisable at any time after the earlier of October 1, 2001 or his termination of employment for whatever reason. The Company has a similar right to purchase Mr. Nardiello's stock on the same terms. In the event of Mr. Nardiello's death, the first $1,000,000 of the purchase price for his Color Graphics common stock will be paid from the life insurance policy for Mr. Nardiello paid for by the Company.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

     Nicholas Robinson, Chief Executive Officer of the Company, and Robert W. Paltrow, Secretary/Treasurer of the Company, also served on the Company's Board of Directors and participated in deliberations of the Company's Board of Directors concerning executive officer compensation. The Company has no formal compensation committee.

1996 Stock Option Plan
----------------------

     The Company believes that stock option plans provide long term incentives to its key employees, directors and consultants and encourage the ownership of the Company's Common Stock. In March 1996, the Company adopted the Stock Option Plan ("Plan") which provides for the grant of stock options as well as other types of stock and incentive awards.

                 UNEXERCISED STOCK OPTIONS AT FISCAL YEAR END

                                                            VALUE OF UNEXERCISED
                           TOTAL NUMBER OF                       IN-THE-MONEY
                         UNEXERCISED OPTIONS (#)             OPTIONS AT YEAR END
                      ------------------------------      ----------------------------

                       Exercisable  Unexercisable          Exercisable  Unexercisable
                       -----------  -------------          -----------  -------------
Nicholas Robinson      2,500,000         380,000            $25,000(1)     $3,800(1)

________________________
(1) Since the Common Stock is infrequently traded, the fair market value of the Common Stock underlying the options has been assumed to be $.05 per share based upon a recent independent valuation of the Common Stock.

Employment Contracts
--------------------

     The Company has entered into an employment contract with Anthony Nardiello, President of Color Graphics. The agreement is for a five year term ending September 30, 2001. The contract may be terminated by the Company if Mr. Nardiello (i) competes with the Company, unless such competition is consented to by the Company, (ii) commits any material misrepresentation, dishonesty or theft against the Company, (iii) dies or suffers a disability making him incapable of performing his essential duties or (iv) commits acts of gross misconduct. Under the terms of his Employment Contract, Mr. Nardiello receives an annual base salary of $325,000 and fringe benefits, including a Company automobile, health and disability insurance. In addition, Mr. Nardiello has the right to require the Company to purchase his Color Graphics common stock (18% of the outstanding common stock of Color Graphics) at a price equal to its fair market value as determined by an independent appraisal, exercisable at any time after the earlier of October 1, 2001 or his termination of employment for whatever reason. The Company has a similar right to purchase Mr. Nardiello's stock on the same terms. In the event of Mr. Nardiello's death, the first $1,000,000 of the purchase price for his Color Graphics common stock will be paid from the life insurance policy for Mr. Nardiello paid for by the Company.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

     Nicholas Robinson, Chief Executive Officer of the Company, and Robert W. Paltrow, Secretary/Treasurer of the Company, also served on the Company's Board of Directors and participated in deliberations of the Company's Board of Directors concerning executive officer compensation. The Company has no formal compensation committee.

1996 Stock Option Plan
----------------------

     The Company believes that stock option plans provide long term incentives to its key employees, directors and consultants and encourage the ownership of the Company's Common Stock. In March 1996, the Company adopted the Stock Option Plan ("Plan") which provides for the grant of stock options as well as other types of stock and incentive awards.

vested, exercisable or payable and the duration of the award. The Board of Directors or Compensation Committee may provide for the acceleration of the vesting or exercise period of an award at any time prior to its termination or upon the occurrence of specified events. With the consent of the affected participant, the Board of Directors or Compensation Committee has the authority to cancel and replace awards previously granted with new options for the same or a different number of shares and having a higher or lower exercise or base price, and may amend the terms of any outstanding awards to provide for an exercise or base price that is higher or lower than the current exercise or base price.

     Reservation of Shares. The Company has authorized and reserved 10,000,000 shares of Common Stock for issuance under the Plan. The shares may be unissued shares or treasury shares. If any shares of Common Stock that are the subject of an award are not issued or transferred and cease to be issuable or transferable for any reason, such shares will no longer be charged against such maximum share limitation and may again be made subject to awards under the Plan. In the event of certain corporate reorganizations, recapitalizations, or other specified corporate transactions affecting the Company or the Common Stock, proportionate adjustments may be made to the number of shares available for grant and to the number of shares and prices under outstanding awards made before the event.

     Term and Amendment. The Plan has a term of ten years, subject to earlier termination or amendment by the Board of Directors. All awards granted under the Plan prior to its termination remain outstanding until exercised, paid or terminated in accordance with their terms. The Board of Directors may amend the Plan at any time, except that shareholder approval is required for certain amendments to the extent necessary for purposes of Rule 16b-3 under the Securities Exchange Act of 1934.

401(k) Savings and Retirement Plan
----------------------------------

     In 1993, the Company adopted the provisions of the amended and restated North American Integrated Marketing 401 (k) Plan (the "401(k) Plan"), a tax-qualified plan covering all eligible employees, as defined therein. Each eligible employee may elect to reduce his or her current compensation by 15%, subject to the statutory limit (a maximum of $9,500 in 1996) and have the amount of the reduction contributed to the 401(k) Plan. For fiscal 1996 the Company had discretion to match employee contributions. Since inception of the 401(k) Plan in 1993, the Company has made no matching contributions. Effective January 1, 1997, the Company has agreed to match 25% up to the first 6% of compensation that eligible employees contribute to the 401(k) Plan. In addition, the Company may also make discretionary contributions, as defined in the 401(k) Plan, each year on behalf of all eligible participants.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information, as of December 31, 1996, with regard to the beneficial ownership of the Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of its outstanding Common Stock, (ii) by the Named Executive Officers and directors and key employees of the Company individually and (iii) by the executive officers and directors of the Company as a group.

Name and Address                              Number of Shares      % of Class
of Beneficial Owner                        Beneficially Owned(1)    Outstanding
-------------------                        ---------------------    -----------
First Commercial and Finance Corp.              24,060,018(2)           63%
  Establishment
c/o Dr. Danni Rothschild
10 Manesse Street
Zurich 800 Switzerland

Wye Investments, a Limited Partnership           4,320,000(3)         11.3%

c/o Michael Herman, General Partner
North American Communications, Inc.
Route 22 and Route 220, Wye Switches
Duncansville, PA  16635

Aspetong Partners, L.P.                          4,320,000(4)         11.3%

c/o Robert W. Paltrow, General Partner
20 Maple Avenue
Armonk, NY  10504

Nicholas Robinson                                2,500,000(5)          6.5%

Robert J. Bzezensky                                960,000             2.5%

Steven Gasner                                      960,000             2.5%
999 McBride Avenue, Suite 200A
West Paterson, NJ  07424

All officers & directors as a                   37,120,018            82.9%
group (four persons)

_______________

(1) Except as otherwise indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder has sole voting and investment power with respect to the Common Stock listed.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information, as of December 31, 1996, with regard to the beneficial ownership of the Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of its outstanding Common Stock, (ii) by the Named Executive Officers and directors and key employees of the Company individually and (iii) by the executive officers and directors of the Company as a group.

Name and Address                              Number of Shares      % of Class
of Beneficial Owner                        Beneficially Owned(1)    Outstanding
-------------------                        ---------------------    -----------
First Commercial and Finance Corp.              24,060,018(2)           63%
  Establishment
c/o Dr. Danni Rothschild
10 Manesse Street
Zurich 800 Switzerland

Wye Investments, a Limited Partnership           4,320,000(3)         11.3%

c/o Michael Herman, General Partner
North American Communications, Inc.
Route 22 and Route 220, Wye Switches
Duncansville, PA  16635

Aspetong Partners, L.P.                          4,320,000(4)         11.3%

c/o Robert W. Paltrow, General Partner
20 Maple Avenue
Armonk, NY  10504

Nicholas Robinson                                2,500,000(5)          6.5%

Robert J. Bzezensky                                960,000             2.5%

Steven Gasner                                      960,000             2.5%
999 McBride Avenue, Suite 200A
West Paterson, NJ  07424

All officers & directors as a                   37,120,018            82.9%
group (four persons)

_______________

(1) Except as otherwise indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder has sole voting and investment power with respect to the Common Stock listed.

(2) First Commercial and Finance Corp., Establishment, pursuant to a May 17, 1996 Convertible Debenture Purchase Agreement with the Company, entered into a five year irrevocable proxy (effective until September 24, 2001) in favor of Nicholas Robinson, the Company's Chief Executive Officer, to vote all its Common Stock in his discretion. Mr. Robinson may be deemed to be the beneficial owner of these shares.

(3) Represents shares owned directly by Wye Investments, which shares could be deemed to be beneficially owned by Mr. Herman as General Partner of Wye Investments. Mr. Herman, as General Partner of Wye Investments, owns directly only a 1% in Wye Investments.

(4) Represents shares owned directly by Aspetong Partners, L.P. (formerly The Paltrow Family Limited Partnership) which shares could be deemed to be beneficially owned by Mr. Paltrow as General Partner of Aspetong Partners, L.P. Mr. Paltrow, as General Partner of Aspetong Partners, holds directly only a 1% interest in Aspetong Partners.

(5) Represents shares issuable pursuant to stock options that may be exercised within 60 days from December 31, 1996. Such shares are not deemed outstanding for computing the percentage of beneficial ownership of any other person.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     North American Communications, Inc. ("NAC"), an affiliate of the Company, is one of several suppliers of mailing services and is awarded contracts by the Company. Robert W. Paltrow, a director of the Company, is General Partner of Aspetong Partners, L.P. which owns 50% of the issued and outstanding stock of NAC. Mr. Paltrow also is a director of NAC. For fiscal 1996, the Company purchased from NAC $4,070,042 in mailing services. NAC assigned to the Company, effective January 1, 1996, its lease to the Wilmington, Delaware office. In addition, NAC is a guarantor of the Company's $1,000,000 revolving line of credit with United States National Bank.

     During 1996, certain NAC employees performed services for the Company, primarily involving sales, accounting and bookkeeping. The Company paid salary expenses for such NAC employees based upon an estimate of time related to those services which totaled approximately $51,000 for the year ended December 31, 1996.

     In December 1996 the Company purchased from Robert Bzezensky, President of the Company, and Steven Gasner, Vice President of the Company, 960,000 shares of Common Stock each for $150,000.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  1. FINANCIAL STATEMENTS

        The following financial statements are files as a part of this report:

                                                                            Page
                                                                            ----
        Report of Independent Public Accountants..........................   12
        Report of Independent Public Accountants..........................   13
        Consolidated Financial Statements:
          Balance Sheets as of December 31, 1996 and 1995.................   14
          Statements of Operations for the years ended December 31, 1996,
               1995 and 1994..............................................   15
          Statements of Shareholders' Equity for the years ended December
               31, 1996, 1995 and 1994....................................   16
          Statements of Cash Flows for the years ended December 31, 1996,
               1995 and 1994..............................................   17
          Notes to Consolidated Financial Statements......................   18

(A) 2.  FINANCIAL STATEMENT SCHEDULES

        The following financial statement schedule is filed as part of this report:
                                                                            Page
                                                                            ----
        II  Valuation of Qualifying Accounts..............................   34

        All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(a)(3)              Exhibits:                                               Page
                    --------                                                ----

               3.1  Certificate of Incorporation and Certificate
                    of Ownership and Merger have been filed with
                    the Company's Form 10-K on April 20, 1990 and
                    are hereby incorporated by reference                     N/A


               3.2  Bylaws of the Corporation already have been
                    filed with the Company's prior Registration
                    Statement effective May 18, 1989 and are
                    hereby incorporated by reference                         N/A

               4.1  Form of Common Stock Certificate (specimen)
                    has been filed with the Company's Registration
                    Statement effective May 18, 1989, and is hereby
                    incorporated by reference                                N/A

               10.1 Office Lease Agreement between Lakeview Savings
                    Bank and the Company with regard to the
                    West Paterson, New Jersey office has been filed
                    with the Company's Form 10-K for the year ended
                    December 31, 1994 and is hereby incorporated
                    by reference                                             N/A

               10.2 Office Lease Agreement between Garrett Mountain          46
                    Office Center Associates-I and the Company, with
                    regard to the West Paterson, New Jersey office.

               11.1 Statement regarding the computation of per-share
                    earnings is included in Note 12 to Financial
                    Statements on sequentially numbered page __and
                    is hereby incorporated by reference                      N/A

               21   List of Subsidiaries                                     78

        27   Financial Data Schedule (filed herewith)                             ___

(b) The Company filed the following reports on Form 8-K during the fourth quarter of 1996: (i) A report dated September 30, 1996 concerning the acquisition of Color Graphics by the Company and the exercise of the Company's convertible debenture by First Commercial and Finance Corp.,
        Establishment and (ii) a report dated December 18, 1996 concerning the stock purchase agreements between the Company and Robert Bzezensky and Steven Gasner.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH AMERICAN INTEGRATED MARKETING, INC.


By:  /s/Nicholas Robinson
     -------------------------------
    Nicholas Robinson                                       March 31, 1997
    Chief Executive Officer and Chairman of the Board



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                             Title                     Date
                                             -----                     ----
By:  /s/Robert J. Bzezensky                  President                 March 31, 1997
     -------------------------------
     Robert J. Bzezensky


By:  /s/Nicholas Robinson                    Chief Executive Officer,  March 31, 1997
     ---------------------------------
     Nicholas Robinson                        Chairman of the Board



By:  /s/ Robert W. Paltrow                   Director,                 March 31, 1997
     ---------------------------------
     Robert W. Paltrow                       Secretary/Treasurer

     Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:

     Filed herewith is the form of proxy sent to the Company's shareholders pursuant to its annual meeting in August 1996.

SCHEDULE II
                   NORTH AMERICAN INTEGRATED MARKETING, INC.
                       VALUATION AND QUALIFYING ACCOUNTS

                       BALANCE AT    ADDITIONS
                       BEGINNING      CHARGED                   BALANCE AT
CLASSIFICATION         OF PERIOD   TO OPERATIONS  WRITE OFFS   END OF PERIOD
--------------         ---------   -------------  ----------   -------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
    YEAR ENDED:
DECEMBER 31, 1994         $ 7,267        $41,390    ($22,490)        $26,167
                            =====         ======     =======          ======

DECEMBER 31, 1995         $26,167        $21,000    ($18,074)        $29,093
                           ======         ======      ======          ======

DECEMBER 31, 1996         $29,093        $24,000          $0         $53,093
                           ======         ======           =          ======