Form 10-K/A
period 1996-12-31
NORTH AMERICAN INTEGRATED MARKETING INC
filed 1997-04-10
CIK 847388

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                       ---------------------------------

                                 FORM 10-K/A #1

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For the fiscal year ended:  December 31, 1996  Commission File Number:  33-27603



                   NORTH AMERICAN INTEGRATED MARKETING, INC.
             (Exact name of Registrant as specified in its charter)



          Delaware                                    22-2942013
(State or other jurisdiction of                    (I.R.S. Employer)
incorporation or organization)                    Identification No.)


3 Garret Mountain Plaza, Suite 202A                      07424
West Paterson, New Jersey                              (Zip Code)
(Address of principal executive offices)


Registrant's telephone number, including area code:  (201) 523-2500



                                PORTIONS AMENDED
                                ----------------


The Company's Annual Report on Form 10-K is amended by including (1) the 5 percent and 10 percent appreciation figures for the stock options granted to Nicholas Robinson in the table entitled Option Grants in Last Fiscal Year set forth on page 11 of Registrant's Form 10-K, (2) a revised accountant's opinion from Wengryn, Hughan & Company on its letterhead to replace that firm's opinion set forth under Item 8 of the Registrant's Form 10-K since the firm's name was misspelled and the letterhead was inadvertently not included and (3) the Form of Proxy that was inadvertently omitted from Registrant's Form 10-K that was sent to Registrant's shareholders in connection with the August 1996 Annual Meeting reported as supplemental information furnished with reports filed pursuant to
Section 15(d) of the Securities and Exchange Act of 1934 ("Exchange Act") by registrants which have not registered securities pursuant to Section 12 of the Exchange Act.

                       Option Grants in Last Fiscal Year

                                                                             Potential
                                                                          Realizable Value
                                                                             at Assumed
                                                                           Annual Rates of
                                                                             Stock Price
                            Individual Grants                             Appreciation for
                                                                           Option Term(1)
----------------------------------------------------------------------------------------------------
                            Percent of Total
                            Options
                            Granted to          Exercise or
            Options         Employees in        Base Price    Expiration
Name        Granted (#)(2)  Fiscal Year         ($/Sh)           Date          5% ($)        10% ($)
----------  --------------  -----------------   -----------   ----------       ------        -------
Nicholas     2,880,000           100%           $.04          3/10/2006       $221,760      $362,880
Robinson

----------------

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

           [LETTERHEAD OF WENGRYN, HUGHAN & CO., INC. APPEARS HERE]



                       REPORT OF INDEPENDENT ACCOUNTANTS


April 7, 1995



To the Board of Directors and
Shareholders of North American
Integrated Marketing, Inc.

We have audited the accompanying balance sheet of North American Integrated Marketing, Inc. at December 31, 1994, and the related statements of income, shareholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedules listed in the Index at Item 8. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require than we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of North American Integrated Marketing, Inc. at December 31, 1994 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information required to be set forth therein.

As discussed in Note 3, the Company closed its creative division in 1994. The financial statements for 1993 have been restated to reflect the discontinued operations. We have audited the adjustments described in Note 3 that were applied to the 1993 financial statements. In our opinion, such adjustments are appropriate and have been properly applied to the 1993 financial statements.

/s/ Wengryn, Hughan & Co., Inc.

Wengryn, Hughan & Co., Inc.
Certified Public Accountants

                                REVOCABLE PROXY
                   NORTH AMERICAN INTEGRATED MARKETING, INC.


     THIS PROXY IS SOLICITED ON BEHALF OF THE BOARD OF DIRECTORS OF NORTH AMERICAN INTEGRATED MARKETING, INC. FOR USE ONLY AT THE ANNUAL MEETING OF THE STOCKHOLDERS TO BE HELD ON AUGUST 9, 1996 AND ANY ADJOURNMENT THEREOF.

     The undersigned, being a stockholder of the Company, hereby authorizes the Board of Directors of the Company or any successors thereto as proxies with full powers of substitution, to represent the undersigned at the Annual Meeting of Stockholders of the Company to be held at the Holiday Inn, 1 Route 46 West, Totowa, New Jersey on August 9, 1996 at 10:00 a.m., Eastern Time, and any adjournment of said meeting, and to act with respect to all votes that the undersigned would be entitled to cast, if then personally present, as follows:

                                             With-
                                    For      held     Except
     1.   ELECTION OF DIRECTORS:    [_]      [_]      [_]

          Nominees for one-year terms:
          Nicholas Robinson and Robert W. Paltrow

INSTRUCTION: to withhold authority to vote for any individual nominee, mark "Except" and write that nominee's name in the space provided:


                                        ----------------------------
                                        Nominee(s)

     2. In their discretion, the proxies are authorized to vote with respect to matters incident to the conduct of the meeting and upon such other matters as may properly come before the meeting.

     This proxy may be revoked at any time before it is exercised.

     Shares of common stock of the Company will be voted as specified. If no specification is made above, the shares will be voted For the election of the Board of Directors' nominees to the Board of Directors. This proxy may not be voted for any person who is not a nominee of the Board of Directors of the Company.

             Please sign, date and mail this proxy in the postage
                            paid envelope provided.


----------------                        -----------------------------------
Date                                    Stockholder's Name (Sign and Print)



                                        -----------------------------------
                                        Co-holder, if any (Sign and Print)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH AMERICAN INTEGRATED MARKETING, INC.


By:  /s/Nicholas Robinson
     -------------------------------
     Nicholas Robinson                                            April 10, 1997
     Chief Executive Officer and Chairman of the Board



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                        Title                     Date
                                        -----                     ----
By:  /s/Robert J. Bzezensky             President                 April 10, 1997
     ---------------------------------
     Robert J. Bzezensky



By:  /s/Nicholas Robinson               Chief Executive Officer,  April 10, 1997
     ---------------------------------   Chairman of the Board
     Nicholas Robinson



By:  /s/ Robert W. Paltrow              Director,                 April 10, 1997
     ---------------------------------  Secretary/Treasurer
     Robert W. Paltrow

     Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:

     Filed herewith is the form of proxy sent to the Company's shareholders pursuant to its annual meeting in August 1996.