Form 10-Q
period 1997-03-31
NORTH AMERICAN INTEGRATED MARKETING INC
filed 1997-05-15
CIK 847388

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------

(Mark One)

  [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 1997

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ........ to ........


                        Commission File Number 33-27603

                            ----------------------


                   NORTH AMERICAN INTEGRATED MARKETING, INC.

            (Exact name of registrant as specified in its charter)


           Delaware                                          22-2942013
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                           Identification No.)


                            3 Garret Mountain Plaza
                        West Paterson, New Jersey 07424
                   (Address of principal executive offices)


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

                    NORTH AMERICAN INTEGRATED MARKETING, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                   (UNAUDITED)


                                                                                               3/31/97            12/31/97
                                                                                           -------------       -------------
CURRENT ASSETS
    Cash                                                                                   $   1,272,653       $   1,080,630
    Accounts receivable, less allowance for
     doubtful accounts of $70,999 in 1997 and $53,093 in 1996                                  5,466,210           4,236,638
    Inventories                                                                                  728,648             466,117
    Prepaid and other current assets                                                             329,390             422,259
                                                                                           -------------       -------------
         Total current assets                                                                  7,796,901           6,205,644
PROPERTY, PLANT AND EQUIPMENT, Net                                                             3,931,242           3,849,063
OTHER ASSETS                                                                                     211,918             179,101
                                                                                           -------------       -------------

TOTAL ASSETS                                                                               $  11,940,061       $  10,233,808
                                                                                           =============       =============

                                               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Note payable                                                                           $           -       $     466,593
    Current maturities of long-term debt                                                         270,732             275,175
    Accounts payable                                                                           1,032,514             764,913
    Accounts payable - related company                                                         1,145,542             371,315
    Income taxes payable                                                                         925,992             703,482
    Accrued expenses and other current liabilities                                             1,121,224             818,776
    Deferred revenue                                                                                -                 99,475
                                                                                           -------------       -------------
         Total current liabilities                                                             4,496,004           3,499,729
LONG-TERM DEBT                                                                                 2,902,808           2,952,713
LONG-TERM DEBT - RELATED COMPANY                                                                 865,000             925,000
DEFERRED INCOME TAXES                                                                            381,400             542,200
OTHER LONG-TERM LIABILITIES                                                                      165,621             284,096
MINORITY INTEREST                                                                                683,316             571,816
SHAREHOLDERS' EQUITY
    Common stock, $.00001 par value - authorized,  50,000,000
      shares; issued and outstanding: 40,100,091 shares, of which
      3,840,000 shares are held as treasury stock.                                                   212                 212
    Preferred stock $.00001 par value - authorized 10,000,000;
      issued and outstanding -0-.                                                                    -                   -
    Paid-in capital                                                                              500,003             500,003
    Retained earnings                                                                          2,250,697           1,263,039
                                                                                           -------------       -------------
                                                                                               2,750,912           1,763,254
    Less treasury stock, at cost                                                                (305,000)           (305,000)
                                                                                           -------------       --------------
                                                                                               2,445,912           1,458,254
                                                                                           -------------       -------------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                 $  11,940,061       $  10,233,808
                                                                                           =============       =============


                 See notes to consolidated financial statements

                  NORTH AMERICAN INTEGRATED MARKETING, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                    FOR THREE MONTH PERIOD ENDED MARCH 31
                                  (UNAUDITED)

                                                                                       1997              1996
                                                                                    -----------       -----------
Cash flows from operating activities:
        Net income                                                                  $   987,658       $   102,270
        Adjustments to reconcile net income
                to net cash provided by operating activities:
                Depreciation and amortization                                           219,836            19,873
                Minority interest                                                       111,500              -
                (Increase) decrease in net of effects of acquisition
                      Accounts receivable, net                                       (1,229,572)       (2,282,152)
                      Inventory                                                        (262,531)             -
                      Prepaid and other current assets                                   92,869           (40,800)
                      Other assets                                                      (32,817)             -
                Increase (decrease) in:
                      Accounts payable                                                  267,601            26,974
                      Accounts payable - related company                                774,227         1,877,288
                      Income taxes payable                                              222,510            46,357
                      Accrued expenses and other current liabilities                    302,448            12,867
                      Deferred revenue                                                  (99,475)          (43,000)
                                                                                    -----------       -----------

                         Cash provided by (used in) operating activities              1,354,254          (280,323)

Cash flows from investing activities:
        Purchase of furniture and equipment                                            (302,015)          (77,154)
                                                                                    -----------       -----------

                         Net cash (used in) provided by investing activities           (302,015)          (77,154)
                                                                                    -----------       -----------

Cash flows from financing activities:
        Net borrowings under (repayments of) notes payable                             (471,036)             -
        Repayments of long-term debt                                                   (109,905)           (4,106)
        Decrease in long term liabilities                                              (279,275)             -
                                                                                    -----------       -----------

                         Net cash used in financing activities                         (860,216)           (4,106)
                                                                                    -----------       -----------

Net increase (decrease) in cash                                                         192,023          (361,583)

Cash at beginning of year                                                             1,080,630           520,865
                                                                                    -----------       -----------

                         Cash at end of year                                        $ 1,272,653       $   159,282
                                                                                    ===========       ===========

                See notes to consolidated financial statements.

                   NORTH AMERICAN INTEGRATED MARKETING, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     FOR THREE MONTH PERIOD ENDED MARCH 31
                                  (UNAUDITED)



                                                                     1997                   1996
                                                                -------------          -------------
REVENUES
  Database                                                      $   2,891,543          $   3,229,802
  Printing                                                          4,253,244                   -
                                                                -------------          -------------
        Total revenues                                              7,144,787              3,229,802

COST OF REVENUE
  Database - related company                                        1,145,542              2,320,217
  Database - other                                                    629,335                415,226
  Printing                                                          2,355,499                   -
                                                                -------------          -------------
        Total cost of revenue                                       4,130,376              2,735,443

  Selling, general and
    administrative expense                                            779,817                300,747
  Interest expense                                                     98,681                    469
  Depreciation and amortization                                       219,837                 19,873
                                                                -------------          -------------
        Total costs and expenses                                    5,228,711              3,056,532
                                                                -------------          -------------
Income before income taxes and minority interest                    1,916,076                173,270
Provision for income taxes                                            816,918                 71,000
                                                                -------------          -------------
Income before minority interest                                     1,099,158                102,270
Minority interest in income of subsidiary                             111,500                   -
                                                                -------------          -------------

Net income                                                      $     987,658          $     102,270
                                                                =============          =============

EARNINGS PER SHARE                                              $        0.33          $        0.09
                                                                =============          =============
WEIGHTED AVERAGE COMMON SHARES
  USED IN COMPUTING EARNINGS PER SHARE
  ASSUMING RETROACTIVE APPLICATION OF
  REVERSE STOCK SPLIT                                               3,021,674              1,176,673
                                                                =============          =============


                See notes to consolidated financial statements.

                      NORTH AMERICAN INTEGRATED MARKETING
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                MARCH 31, 1997




NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31,1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statement footnotes thereto included in North American Integrated Marketing, Inc.'s annual report on Form 10-K for the year ended December 31, 1996.

NOTE 2 - ACQUISITIONS

Effective October 1, 1996, pursuant to a Stock Purchase Agreement dated September 30, 1996, the Company acquired 82% of the outstanding common stock of Color Graphics, Inc. for a total consideration of $1,909,283. The consideration consisted of $1,000,000 in cash paid by the Company, $286,000 in cash paid by Color Graphics, Inc., the assumption of liabilities totaling $250,000 and the transfer of a life insurance policy valued at $210,806 by Color Graphics, Inc. In addition, Color Graphics, Inc. assigned an accounts receivable of $464,000 which Color Graphics, Inc. had previously written off. The Company has assigned a value of $162,477 to this receivable for purchase accounting. The Company obtained the $1,000,000 from North American Communications, Inc. (NAC), a related party (see Note 9). In addition, the Company granted to a consultant an option to acquire 10 % of the Color Graphics, Inc. stock at an exercise price of $1,058.82 per share or $30,000 in the aggregate through September 30, 2001 for his role in consummating the acquisition. The acquisition was accounted for as a purchase and property, plant and equipment was reduced by the excess of the fair value of the net assets acquired over the cost using the purchase method of accounting. The operations of Color Graphics, Inc. are included in the accompanying consolidated financial statement from the date of acquisition.

NOTE 3 - INVENTORIES

Inventories consist of the following:

                                               March 31,        December 31,
                                                 1997               1997
                                                 ----               ----

      Paper                                    $ 319,754          $ 321,623
      Other raw materials                         97,311             81,628
      Work-in-process                            311,583             62,866
                                               ---------          ---------
                                               $ 728,648          $ 466,117
                                               =========          =========


NOTE 4 - FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

                                               March 31,        December 31,
                                                 1997               1995
                                                 ----               ----

      Machinery and equipment                 $ 3,561,995       $ 3,561,995
      Office furniture and equipment               88,405           105,742
      Transportation equipment                    135,737           135,737
      Computer equipment and software             484,344           432,185
      Leasehold improvements                       61,703            61,703
      Construction in progress                    330,689            63,496
                                              -----------       -----------
                                                4,662,873         4,360,858
      Accumulated depreciation and
       amortization                              (731,631)         (511,795)
                                              -----------       -----------
                                              $ 3,931,242       $ 3,849,063
                                              ===========       ===========


NOTE 5 - COMMON STOCK

On May 17, 1996, the Company entered into a Convertible Debenture Purchase Agreement with First Commercial and Finance Corp., Establishment, a Liechtenstein corporation ("Purchaser"). The Company agreed to issue and sell a non-interest bearing convertible debenture (the "Debenture") in the amount of $500,000 due May 17, 1998.

Pursuant to the Agreement, the purchaser converted the entire principal amount of the Debenture into 21,180,110 shares of common stock of the Company on September 25, 1996. Such conversion extinguished any cash payments due under the Debenture.

On April 16, 1997 the Certificate of Incorporation of North American Integrated Marketing, Inc. was restated. In the restatement the total number of shares which the Corporation shall have authority to issue is 70,000,000 shares, consisting of 60,000,000 shares of Common Stock, having a par value of $.00001 per share, and 10,000,000 shares of Preferred Stock having a par value of $.00001 per share.

NOTE 6 - EARNINGS PER SHARE

Earnings per share are calculated as follows assuming retroactive application of reserve stock split:

                                                      March 31,
                                                      ---------

                                             1997                   1996
                                             ----                   ----

Average shares outstanding                3,021,674               1,176,673

Net income                               $  987,658              $  102,270

Per share amount                         $      .33              $      .09


NOTE 7 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                      March 31,
                                                      ---------

                                             1997                   1996
                                             ----                   ----

Cash paid during the period for:

Interest                                 $   98,681              $      469
                                         ==========              ==========

Income taxes                             $  702,988              $   21,043
                                         ==========              ==========

NOTE 8 - SUBSEQUENT EVENTS

Effective April 15, 1997, the Company authorized a twelve-for-one reverse stock split whereby every twelve shares of common stock issued and outstanding immediately prior to the effectuation of such stock split shall be exchanged for one new share of common stock, and each new share of common stock to have the rights and preferences of the former shares of common stock. The reverse stock split was retroactively applied in determining earnings per share.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 1997 and March 31, 1996

General

The Company has focused its growth strategy on acquiring complementary database and direct mail marketing companies. The Company intends to build a vertically integrated company that provides turnkey database marketing products and services to direct marketers. These services will include database management and data warehousing, predictive modeling, marketing strategy consulting, agency creative, production management, direct mail production and fulfillment. In October 1996, the Company entered the printing business with the purchase of 82% of the stock of Color Graphics, Inc. Due to this acquisition the results of operations for 1997 are not comparable to prior years. See Note 2 of Notes to Financial Statements for additional information concerning this acquisition.

(a)  Results of Operations

                                       Three Months Ended March 31

                                  1997                             1996
                                  ----                             ----

                        Database         Printing         Database      Printing
                        --------         --------         --------      --------

Revenues              $ 2,891,543      $ 4,253,244      $ 3,229,802        --
Gross profit          $ 1,116,666      $ 1,897,745      $   494,359        --
Operating income      $   777,412      $ 1,138,664      $   173,270        --

Consolidated net revenues of $7,144,787 in 1997 represent an increase of $3,914,985 over 1996. Operating income of $1,916,076 in 1997 represents an increase of $1,742,806 over 1996. The increase in the net revenues and operating income of the Company resulted from the acquisition of Color Graphics, Inc. on October 1, 1996 and a reduction in cost of revenues of database for the three month period ended March 31, 1997.

Revenues
--------

Net revenues increased $3,914,985 from $3,229,802 to $7,144,787 as compared to 1996. The net revenue increase for the three month period ended March 1997 was primarily attributable to increased sales to existing customers, including Bank of New York (Delaware) and Fleet Corporation and sales to several new clients including Citibank, MBNA and Corestates. The acquisition of Color Graphics, Inc. on October 1, 1996 provided an increase in revenue of $4,253,244 through direct mail printing services provided to customers in the financial services industry. The increase was offset by a decrease in revenue of the database services.

Cost of Revenue
---------------

The Company's cost of revenue, as a percentage of sales was 58%, for the three month period ended March 31, 1997 as compared to 85% for the prior period. The decrease in the cost of revenue of 27% can be attributed to a decrease in database cost revenue as a percentage of total revenue of 60%, offset by an increase in printing cost of revenue as a percentage of total revenue of 33%. The cost of revenue as a percentage of total revenue for database decreased from 85% in 1996 to 61% in 1997. The decrease resulted primarily from: a) increased in-house database production and b) a decrease in database net revenue.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses increased $479,070 in 1997 as compared to the prior period. The increase in 1997 expenses resulted primarily from: a) increase in database expenses and supplies related to computer equipment. b) costs associated with the relocation, in March, of the corporate office. and c) the acquisition of Color Graphics, Inc.. A significant increase in selling, general and administrative expenses for the current period is attributed to the acquisition of Color Graphics, Inc.

Interest Expense
----------------

Interest expense increased $98,212 in 1997 as compared to the prior period. A significant portion of the increase in 1997 resulted from the acquisition of Color Graphics, Inc. The increase resulted primarily from: a) $1,000,000 loan acquired from a related party to purchase Color Graphics, Inc. and b) Color Graphics, Inc.'s borrowings on both their revolving line of credit and equipment loans.

Depreciation and Amortization
-----------------------------

Depreciation and amortization increased $199,964 in 1997 as compared to prior periods. The increase resulted primarily from the purchase of computer equipment and software necessary to fulfill the demand by database customers and to support additional staffing. The acquisition of Color Graphics, Inc. accounted for approximately 96% of the increase for 1997.

Provision for Income Taxes
--------------------------

Provision for income taxes increased $745,918 in 1997, as compared to the prior period. The increase in 1997 was due to the increase in taxable income.

Inflation
---------

Inflation and price increases do not materially affect the Company's gross profit margin as contract prices are adjusted at the same time increases are implemented by outside vendors.

b) Liquidity and Capital Resources
   -------------------------------

                                                3/31/97         12/31/96
                                                -------         --------

Working capital                             $  3,300,897     $  2,705,915
Cash                                           1,272,653        1,080,630

                                                3/31/97          3/31/96
                                                -------          -------
Cash provided by (used in) operating
 activities                                    1,354,254         (280,323)
Cash used in investing activities                302,015           77,154
Cash used in financing activities                748,716            4,106

Working capital increased as of March 31, 1997 by $594,982 over working capital as of December 31, 1996.

The increase in cash flows from operations in 1997 resulted primarily from improved profitability and strong cash collections.

The increase in cash used in investing activities is a result of primarily higher capital expenditures to support the Company's growth.

The increase of cash used in financing activities resulted primarily from the repayments of notes payable.

At March 31, 1997, the Company had an outstanding debt of $4,038,540 primarily in the form of notes payable.

At March 31, 1997 the amount available under the Company's lines of credit was approximately $3,500,000.

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

             None

Item 3.      Defaults Upon Senior Securities
             -------------------------------

             None

Item 4.      Submission of Matters to a Vote of Security Holders
             ---------------------------------------------------

             None

Item 6.      Exhibits and Reports on Form 8K
             -------------------------------

(a) Exhibit Index

                      Exhibit Number          Description
                      --------------          -----------

                           27                 Financial Data Schedule

(b) None

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



                                  NORTH AMERICAN INTEGRATED MARKETING, INC.
                                  (REGISTRANT)


                                  -----------------------------------------
                                  (signature)

                                  Name: Robert Paltrow
                                  Title: Treasurer