Form 10-Q
period 1997-06-30
NORTH AMERICAN INTEGRATED MARKETING INC
filed 1997-08-14
CIK 847388

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997

                                       OR

[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from           to
                                                ----------    ----------

                        Commission File Number 33-27603
                        -------------------------------

                   NORTH AMERICAN INTEGRATED MARKETING, INC.

            (Exact name of registrant as specified in its charter)


           Delaware                                       22-2942013
-------------------------------                       -------------------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                        Identification No.)


                            3 Garret Mountain Plaza
                       West Paterson, New Jersey  07424
                   ----------------------------------------
                   (Address of principal executive offices)


                                (201) 890-7330
             ----------------------------------------------------
             (Registrant's telephone number, including area code)



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

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                  (UNAUDITED)


                                                                                                     6/30/97           12/31/97
                                                                                                   -----------        -----------
CURRENT ASSETS
    Cash                                                                                           $ 1,087,879        $ 1,080,630
    Accounts receivable, less allowance for
     doubtful accounts of $98,898 in 1997 and $53,093 in 1996                                        5,798,204          4,236,638
    Inventories                                                                                        552,713            466,117
    Prepaid and other current assets                                                                   130,978            422,259
                                                                                                   -----------        -----------
         Total current assets                                                                        7,569,774          6,205,644
PROPERTY, PLANT AND EQUIPMENT, Net                                                                   4,336,371          3,849,063
OTHER ASSETS                                                                                           270,392            179,101
                                                                                                   -----------        -----------

TOTAL ASSETS                                                                                       $12,176,537        $10,233,808
                                                                                                   ===========        ===========

                                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Note payable                                                                                   $         -        $   466,593
    Current maturities of long-term debt                                                               268,000            275,175
    Accounts payable                                                                                   728,731            764,913
    Accounts payable - related company                                                                 887,064            371,315
    Income taxes payable                                                                               427,006            703,482
    Accrued expenses and other current liabilities                                                   1,072,555            818,776
    Deferred revenue                                                                                         -             99,475
                                                                                                   -----------        -----------
         Total current liabilities                                                                   3,383,356          3,499,729
LONG-TERM DEBT                                                                                       2,852,525          2,952,713
LONG-TERM DEBT - RELATED COMPANY                                                                       676,743            925,000
DEFERRED INCOME TAXES                                                                                  542,200            542,200
OTHER LONG-TERM LIABILITIES                                                                            147,688            284,096
MINORITY INTEREST                                                                                      762,415            571,816
SHAREHOLDERS' EQUITY
    Common stock, $.00001 par value - authorized,  50,000,000
      shares; issued and outstanding: 40,100,091 shares, of which
      3,840,000 shares are held as treasury stock.                                                         212                212
    Preferred stock $.00001 par value - authorized 10,000,000;
      issued and outstanding -0-.                                                                            -                  -
    Paid-in capital                                                                                    500,003            500,003
    Retained earnings                                                                                3,466,395          1,263,039
                                                                                                   -----------        -----------
                                                                                                     3,966,610          1,763,254
    Less  treasury stock, at cost                                                                     (155,000)          (305,000)
                                                                                                   -----------        -----------
                                                                                                     3,811,610          1,458,254
                                                                                                   -----------        -----------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                         $12,176,537        $10,233,808
                                                                                                   ===========        ===========

                See notes to consolidated financial statements

                   NORTH AMERICAN INTEGRATED MARKETING, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     FOR THREE MONTH PERIOD ENDED JUNE 30
                                  (UNAUDITED)



                                                                                   1997              1996
                                                                               -----------       -----------
REVENUES
  Database                                                                     $ 1,927,557       $ 1,167,285
  Printing                                                                       4,819,232                 -
                                                                               -----------       -----------
        Total revenues                                                           6,746,789         1,167,285

COST OF REVENUE
  Database - related company                                                       635,395           291,133
  Database - other                                                                 493,147           247,890
  Printing                                                                       2,268,692                 -
                                                                               -----------       -----------
        Total cost of revenue                                                    3,397,234           539,023

  Selling, general and
    administrative expense                                                         978,431           334,419
  Interest expense                                                                  93,116               384
  Depreciation and amortization                                                    260,450            24,404
                                                                               -----------       -----------
        Total costs and expenses                                                 4,729,231           898,230
                                                                               -----------       -----------
Income before income taxes and minority interest                                 2,017,558           269,055
Provision for income taxes                                                         863,427           108,750
                                                                               -----------       -----------
Income before minority interest                                                  1,154,131           160,305
Minority interest in income of subsidiary                                          230,244                 -
                                                                               -----------       -----------

Net income                                                                     $   923,887       $   160,305
                                                                               ===========       ===========

EARNINGS PER SHARE                                                             $      0.04       $      0.01
                                                                               ===========       ===========

WEIGHTED AVERAGE COMMON SHARES
  USED IN COMPUTING EARNINGS PER SHARE                                          27,877,527        18,674,895
                                                                               ===========       ===========


                See notes to consolidated financial statements.

                   NORTH AMERICAN INTEGRATED MARKETING, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                      FOR SIX MONTH PERIOD ENDED JUNE 30
                                  (UNAUDITED)


                                                                                   1997             1996
                                                                               -----------       -----------
REVENUES
  Database                                                                     $ 4,819,099       $ 4,397,086
  Printing                                                                       9,072,476                 -
                                                                               -----------       -----------
        Total revenues                                                          13,891,575         4,397,086

COST OF REVENUE
  Database - related company                                                     1,800,904         2,611,349
  Database - other                                                                 994,611           663,117
  Printing                                                                       4,624,192                 -
                                                                               -----------       -----------
        Total cost of revenue                                                    7,419,707         3,274,466

  Selling, general and
    administrative expense                                                       1,866,151           635,166
  Interest expense                                                                 191,798               853
  Depreciation and amortization                                                    480,287            44,277
                                                                               -----------       -----------
        Total costs and expenses                                                 9,957,943         3,954,762
                                                                               -----------       -----------
Income before income taxes and minority interest                                 3,933,632           442,324
Provision for income taxes                                                       1,539,677           179,750
                                                                               -----------       -----------
Income before minority interest                                                  2,393,955           262,574
Minority interest in income of subsidiary                                          190,599                 -
                                                                               -----------       -----------

Net income                                                                     $ 2,203,356       $   262,574
                                                                               ===========       ===========

EARNINGS PER SHARE                                                             $      0.08       $      0.02
                                                                               ===========       ===========

WEIGHTED AVERAGE COMMON SHARES
  USED IN COMPUTING EARNINGS PER SHARE                                          27,877,527        16,397,484
                                                                               ===========       ===========

                See notes to consolidated financial statements.

                   NORTH AMERICAN INTEGRATED MARKETING, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                      FOR SIX MONTH PERIOD ENDED JUNE 30
                                  (UNAUDITED)



                                                                                  1997                1996
                                                                               -----------         -----------
Cash flows from operating activities:
    Net income                                                                 $ 2,203,354         $   262,574
    Adjustments to reconcile net income
        to net cash provided by operating activities:
        Depreciation and amortization                                              480,287              44,277
        Minority interest                                                          190,599                   -
        (Increase) decrease in: net of effects of acquisition
           Accounts receivable, net                                             (1,561,566)            818,142
           Inventory                                                               (86,596)                  -
           Prepaid and other current assets                                        291,281             (99,096)
           Other assets                                                            (91,291)                  -
        Increase (decrease) in: net effects of acquisition
           Accounts payable                                                        (36,182)             11,388
           Accounts payable - related company                                      515,749          (1,747,844)
           Income taxes payable                                                   (276,476)            156,807
           Accrued expenses and other current liabilities                          253,779              28,472
           Deferred  revenue                                                       (99,475)                  -
           Deferred  income taxes                                                        -             (43,300)
                                                                               -----------         -----------

                 Cash provided by (used in) operating activities                 1,783,463            (568,580)

Cash flows from investing activities:
        Purchase of furniture and equipment                                       (967,593)           (129,544)
                                                                               -----------         -----------

                 Net cash used in investing activities                            (967,593)           (129,544)
                                                                               -----------         -----------

Cash flows from financing activities:
        Sale of treasury stock                                                     150,000                   -
        Net borrowings under (repayments of) notes payable                        (473,768)                  -
        Repayments of long-term debt                                              (348,445)             (8,290)
        Debenture payable                                                                -             500,000
        Decrease in long term liabilities                                         (136,408)                  -
                                                                               -----------         -----------

                 Net cash used in financing activities                            (808,621)            491,710
                                                                               -----------         -----------

Net increase (decrease) in cash                                                      7,249            (206,414)

Cash at beginning of year                                                        1,080,630             520,865
                                                                               -----------         -----------

                 Cash at end of year                                           $ 1,087,879         $   314,451
                                                                               ===========         ===========

                See notes to consolidated financial statements.

                   NORTH AMERICAN INTEGRATED MARKETING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 JUNE 30, 1997


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30,1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statement footnotes thereto included in North American Integrated Marketing, Inc.'s annual report on Form 10-K for the year ended December 31, 1996.

NOTE 2 - ACQUISITIONS

Effective October 1, 1996, pursuant to a Stock Purchase Agreement dated September 30, 1996, the Company acquired 82% of the outstanding common stock of Color Graphics, Inc. for a total consideration of $1,909,283. The consideration consisted of $1,000,000 in cash paid by the Company, $286,000 in cash paid by Color Graphics, Inc., the assumption of liabilities totaling $250,000 and the transfer of a life insurance policy valued at $210,806 by Color Graphics, Inc.. In addition, Color Graphics, Inc. assigned an accounts receivable of $464,000 which Color Graphics, Inc. had previously written off. The Company has assigned a value of $162,477 to this receivable for purchase accounting. The Company obtained the $1,000,000 from North American Communications, Inc. (NAC), a related party. In addition, the Company granted to a consultant an option to acquire 10 % of the Color Graphics, Inc. stock at an exercise price of $1,058.82 per share or $30,000 in the aggregate through September 30, 2001 for his role in consummating the acquisition. On July 21, 1997 the Company purchased these options from the consultant (see Note 10).
The acquisition was accounted for as a purchase and property, plant and equipment was reduced by the excess of the fair value of the net assets acquired over the cost using the purchase method of accounting. The operations of Color Graphics, Inc. are included in the accompanying consolidated financial statement from the date of acquisition.

NOTE 3 - INVENTORIES

Inventories consist of the following:

                            June 30,   December 31,
                              1997         1997
                            ---------  ------------

     Paper                   $284,315      $321,623
     Other raw materials      100,782        81,628
     Work-in-process          167,616        62,866
                             --------      --------
                             $552,713      $466,117
                             ========      ========


NOTE 4 - FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

                                                June 30,    December 31,
                                                  1997          1996
                                              ------------  -------------

         Machinery and equipment               $3,826,093     $3,561,995
         Office furniture and equipment           124,532        105,742
         Transportation equipment                 103,420        135,737
         Computer equipment and software          683,612        432,185
         Leasehold improvements                    61,703         61,703
         Construction in progress                 529,093         63,496
                                               ----------     ----------
                                                5,328,453      4,360,858
         Accumulated depreciation and
               amortization                      (992,082)      (511,795)
                                               ----------     ----------
                                               $4,336,371     $3,849,063
                                               ==========     ==========

NOTE 5 - COMMON STOCK

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

NOTE 6 - EARNINGS PER SHARE

Earnings per share are calculated as follows assuming retroactive application of the reverse stock split (see Note 8):

                                      June 30,
                               ----------------------
                                  1997        1996
                               ----------  ----------
Average shares outstanding      3,021,674   1,176,673

Net income                     $2,203,356  $  262,574

Per share amount               $      .33  $      .22

NOTE 7 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                               June 30,
                                      -------------------------
                                         1997           1996
                                      ----------     ----------
Cash paid during the period for:

Interest                             $  191,798        $   853
                                     ==========        =======

Income taxes                         $1,202,988        $21,043
                                     ==========        =======


NOTE 8 - REVERSE STOCK SPLIT

Effective April 15, 1997, the Company authorized a twelve-for-one reverse stock split whereby every twelve shares of common stock issued and outstanding immediately prior to the effectuation of such stock split was exchanged for one new share of common stock, with each new share of common stock having the rights and preferences of the former shares of common stock. The reverse stock split was retroactively applied in determining earnings per share.

NOTE 9 - TREASURY STOCK

On May 13, 1997 North American Integrated Marketing, Inc., sold 80,000 shares of common stock on a post-split basis for $150,000.

NOTE 10 - SUBSEQUENT EVENTS

On July 25, 1997, Color Graphics, Inc. terminated the lease for its New York office. The lease was to originally expire on September 6, 1998. The cost of the termination of the lease was $113,000.

On July 21, 1997 North American Integrated Marketing, Inc. purchased the option to acquire an additional 28 1/3 shares (10%) of common stock of Color Graphics, Inc. for a total consideration of $750,000. The purchase price was payable by a $250,000 cash payment on July 21, 1997 and two (2) additional payments with interest at 8%, of $250,000 each. The first due on April 10, 1998 and the second due on April 10, 1999.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company has focused its growth strategy on acquiring complementary database and direct mail marketing companies. The Company intends to build a vertically integrated company that provides turnkey database marketing products and services to direct marketers. These services will include database management and data warehousing, predictive modeling, marketing strategy consulting, agency creative and design work, production management and direct mail production and fulfillment. In October 1996, the Company entered the printing business with the purchase of 82% of the stock of Color Graphics, Inc.. Due to this acquisition the results of operations for 1997 are not comparable to prior years. See Note 2 of Notes to Financial Statements for additional information concerning this acquisition.


(A)  RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996


                                                      Three Months Ended June 30
                                                      --------------------------
                                           1997                                       1996
                              --------------------------------            -----------------------------
                              Database                Printing             Database             Printing
                              --------               ----------            ---------            --------
Revenues                     $1,927,557              $4,819,232            $1,167,285                 -
Gross profit                 $  799,015              $2,550,054            $  628,262                 -
Operating income             $  777,649              $1,239,909            $  269,055                 -


Consolidated net revenues of $6,746,789 in 1997 represent an increase of $5,579,504 over 1996. Operating income of $2,017,558 in 1997 represents an increase of $1,748,503 over 1996. The increase in the net revenues and operating income of the Company resulted from the acquisition of Color Graphics, Inc. on October 1, 1996 and the continued expanding database and advertising operations of the Company for the three month period ended June 30, 1997.

Revenues
--------

Net revenues increased $5,579,504 from $1,167,285 to $6,746,789 as compared to 1996. The net revenue increase for the three month period ended June 30, 1997 was primarily attributable to the acquisition of Color Graphics, Inc. on October 1, 1996 providing an increase in revenue of $4,819,232 through direct mail printing services provided to customers in the financial services industry and sales of database analysis and advertising services to several new clients including Capital One, NewSub Services, Citibank and MBNA.


Cost of Revenue
---------------

The Company's cost of revenue, as a percentage of sales was 50.3%, for the three month period ended June 30, 1997 as compared to 46.1% for the prior period. The increase in the cost of revenue of 4.2% can be attributed to a decrease in database cost revenue as a percentage of sales of 29.4%, offset by an increase in printing cost of revenue as a percentage of sales of 33.6%. The cost of revenue as a percentage of sales for database increased from 46.1% in 1996 to 58.5% in 1997. The increase resulted primarily from: a) increased salary expenses to support the increased revenue and b) increased use of outside services to support the increase in revenue.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses increased $644,012 in 1997 as compared to the prior period. The increase in 1997 expenses resulted primarily from: a) an increase in database expenses and supplies related to computer equipment. and b) the acquisition of Color Graphics, Inc.. The acquisition of Color Graphics, Inc. accounted for approximately 76% of the increase for 1997.

Interest Expense
----------------

Interest expense increased $92,732 in 1997 as compared to the prior period. The increase resulted primarily from related party long-term debt incurred in connection with the acquisition of Color Graphics, Inc..

Depreciation and Amortization
-----------------------------

Depreciation and amortization increased $236,046 in 1997 as compared to prior periods. The increase resulted primarily from the purchase of computer equipment and software necessary to fulfill the demand by database customers and to support additional staffing. The acquisition of Color Graphics, Inc. accounted for approximately 89% of the increase for 1997.

Provision for Income Taxes
--------------------------

Provision for income taxes increased $754,677 in 1997, as compared to the prior period. The increase in 1997 was due to the increase in income.

(B)  RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996

                                                      Six Months Ended June 30
                                                      --------------------------
                                           1997                                       1996
                              --------------------------------            -----------------------------
                              Database                Printing             Database             Printing
                              --------                --------             --------             --------

Revenues                      $4,819,099              $9,072,479           $4,397,086                 -
Gross profit                  $2,023,584              $4,448,284           $1,122,620                 -
Operating income              $1,973,005              $1,960,627           $  442,324                 -

Consolidated net revenues of $13,891,575 in 1997 represent an increase of $9,494,489 over 1996. Operating income of $3,933,632 in 1997 represents an increase of $3,491,308 over 1996. The increase in the net revenues and operating income of the Company resulted from the acquisition of Color Graphics, Inc. on October 1, 1996 and the continued expanding database and advertising operations for the six month period ended June 30, 1997.

Revenues
--------

Net revenues increased $9,494,489 from $4,397,086 to $13,891,575 as compared to 1996. The net revenue increase for the six month period ended June 1997 was primarily attributable to the acquisition of Color Graphics, Inc. on October 1, 1996 providing an increase in revenue of $9,072,476 through direct mail printing services provided to customers in the financial services industry and sales of database analysis and advertising services to several new customers, including Capital One, NewSub Services, Citibank and MBNA and increased sales to existing customers including Fleet Corporation and Bank of New York (Delaware).

Cost of Revenue
---------------

The Company's cost of revenue, as a percentage of sales was 53.4% for the six month period ended June 30, 1997 as compared to 74.4% for the prior period. The decrease in the cost of revenue of 21% can be attributed to a decrease in database cost of revenue as a percentage of sales of 54.3%, offset by an increase in printing cost of revenue as a percentage of sales of 33.3%. The cost of revenue as a percentage of sales for database decreased from 74.4% in 1996 to 58% in 1997. The decrease is primarily attributed to decreased costs of production services supplied by a related party.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses increased $1,230,985 in 1997 as compared to the prior period. The increase in 1997 expenses resulted primarily from: a) an increase in database expenses and supplies related to computer equipment. b) costs associated with the relocation, in March, of the corporate office. and c) the acquisition of Color Graphics, Inc.. The acquisition of Color Graphics, Inc. accounted for approximately 76% of the increase for 1997.

Interest Expense
----------------

Interest expense increased $190,945 in 1997 as compared to the prior period. A significant portion of the increase in 1997 resulted from the acquisition of Color Graphics, Inc. The increase resulted primarily from: a) related party long-term debt incurred in connection with the acquisition of Color Graphics, Inc. and b) Color Graphics, Inc.'s borrowings on both their revolving line of credit and equipment loans.

Depreciation and Amortization
-----------------------------

Depreciation and amortization increased $436,010 in 1997 as compared to prior periods. The increase resulted primarily from the purchase of computer equipment and software necessary to fulfill the demand by database customers and to support additional staffing. The acquisition of Color Graphics, Inc. accounted for approximately 89% of the increase for 1997.

Provision for Income Taxes
--------------------------

Provision for income taxes increased $1,359,927 in 1997, as compared to the prior period. The increase in 1997 was due to the increase in income.

Inflation
---------

Inflation and price increases do not materially affect the Company's gross profit margin as contract prices are adjusted at the same time increases are implemented by outside vendors.

B) LIQUIDITY AND CAPITAL RESOURCES
   -------------------------------



                                                          6/30/97        12/31/96
                                                        -----------     ----------
Working capital                                          $4,025,618     $2,705,915
Cash                                                      1,087,879      1,080,630

                                                          6/30/97         6/30/96
                                                        -----------     ----------
Cash provided by (used in) operating activities           1,783,463     (280,323)
Cash used in investing activities                           967,593       77,154
Cash used in financing activities                           808,621        4,106


Working capital increased as of June 30, 1997 by $1,319,703 over working capital as of December 31, 1996. The increase is primarily the result of an increase in accounts receivable due to strong sales during the first six months of 1997.

The increase in cash flows from operations in 1997 resulted primarily from improved profitability and strong cash collections.

The increase in cash used in investing activities is a result of primarily higher capital expenditures for machinery, equipment and computers, to support the Company's growth.

The increase of cash used in financing activities resulted primarily from the repayments of notes payable.

At June 30, 1997, the Company had an outstanding debt of $3,797,268, primarily in the form of notes payable.

At June 30, 1997 the amount available under the Company's lines of credit was approximately $3,500,000.

The Company anticipates that current cash balances as well as anticipated cash flows from operations will be sufficient to meet its working capital and capital expenditure needs at least through December 31, 1997.

PART II - OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          On April 11, 1997, the holders of the majority (approximately 86%) of Registrant's common stock (officers, directors and affiliated entities of Registrant beneficially owning 2,885,002 shares of common stock), pursuant to
Section 228 of the Delaware General Corporation Law, waived notice of time, place and purpose of the meeting and voted to amend the Registrant's Certificate of Incorporation as set forth in detail in Form 8-A filed by Registrant on April 30, 1997 and incorporated herein by reference.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8K
          -------------------------------

(a)  Exhibit Index

                Exhibit No.      Description
                -----------      -----------

                   27            Financial Data Schedule

(b)  None.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                NORTH AMERICAN INTEGRATED MARKETING, INC.
                                (REGISTRANT)


Date:  August 14, 1997          /s/ Robert W. Paltrow
                                -----------------------
                                Name: Robert W. Paltrow
                                Title: Treasurer