Form 10-Q
period 1997-09-30
DIRECTCOM INC
filed 1997-11-12
CIK 847388

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            ----------------------

(MARK ONE)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                   OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ........ to .........


                        COMMISSION FILE NUMBER 33-27603
                         -----------------------------

                                DIRECTCOM, INC.
            ------------------------------------------------------
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


                                (201) 523-2500
             ----------------------------------------------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                YES  X   NO
                                                    ---     ----

                                DIRECTCOM, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                              SEPTEMBER 30, 1997

NOTE 1 - CHANGE OF NAME

On September 5, 1997 the Company, previously called North American Integrated Marketing, Inc., changed its name to DirectCom, Inc..

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30,1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statement footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

NOTE 3 - ACQUISITIONS

Effective October 1, 1996, pursuant to a Stock Purchase Agreement dated September 30, 1996, the Company acquired 82% of the outstanding common stock of Color Graphics, Inc. for a total consideration of $1,909,283. The consideration consisted of $1,000,000 in cash paid by the Company, $286,000 in cash paid by Color Graphics, Inc., the assumption of liabilities totaling $250,000 and the transfer of a life insurance policy valued at $210,806 by Color Graphics, Inc.. In addition, Color Graphics, Inc. assigned an accounts receivable of $464,000 which Color Graphics, Inc. had previously written off. The Company has assigned a value of $162,477 to this receivable for purchase accounting. The Company obtained the $1,000,000 from North American Communications, Inc. (NAC), a related party. The Company also granted to a consultant an option to acquire 10 % of the Color Graphics, Inc. stock at an exercise price of $1,058.82 per share or $30,000 in the aggregate through September 30, 2001 for his role in consummating the acquisition. On July 21, 1997 the Company purchased the option from the consultant for $750,000, which increased the total consideration to $2,659,283. The acquisition was accounted for as a purchase and the excess of the cost over fair value of the net assets acquired of $309,745 was included in "Other Assets" in the accompanying consolidated balance sheet and is being amortized over a fifteen year period on a straight line basis. The operations of Color Graphics, Inc. are included in the accompanying consolidated financial statement from the date of acquisition.

NOTE 4 - INVENTORIES

Inventories consist of the following:

                             September 30,  December 31,
                                1997           1997
                                ----           ----
     Paper                    $252,917      $321,623
     Other raw materials       101,308        81,628
     Work-in-process           164,728        62,866
                              --------      --------
                              $518,953      $466,117
                              ========      ========

NOTE 5 - FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

                                               September 30,   December 31,
                                                   1997           1996
                                                   ----           ----

         Machinery and equipment                  $3,777,438     $3,561,995
         Office furniture and equipment              120,016        105,742
         Transportation equipment                    128,321        135,737
         Computer equipment and software             782,377        432,185
         Leasehold improvements                       61,703         61,703
         Construction in progress                    674,504         63,496
                                                  ----------     ----------
                                                   5,544,359      4,360,858
         Accumulated depreciation and
               amortization                         (794,310)      (511,795)
                                                  ----------     ----------
                                                  $4,750,049     $3,849,063
                                                  ==========     ==========

NOTE 6 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                September 30,
                                                -------------

                                          1997               1996
                                       -----------        -----------
Cash paid during the period for:

Interest                               $   277,153        $       853
                                       ===========        ===========

Income taxes                           $ 2,437,502        $    21,043
                                       ===========        ===========

Non-cash investing and financing activities:

Acquisition of option

  Cost of option                       $   750,000        $         -
  Debt incurred                           (500,000)                 -
                                       -----------        -----------
  Cash paid                            $   250,000        $         -
                                       ===========        ===========

NOTE 7 - COMMON and PREFERRED STOCK

In April, 1997, the stockholders approved a proposal to adopt certain amendments to the Company's Certificate of Incorporation to (1) effect a 1 - for- 12 reverse stock split of the Company's common stock and (2) to change the total number of shares the Company is authorized to issue to 70,000,000 shares, consisting of 60,000,000 of common stock, having a par value of $.00001 per share and 10,000,000 shares of preferred stock, having a par value of $.00001 per share. All references in the accompanying financial statements to the number of common shares and per-share amounts for 1996 have been restated to reflect the reverse stock split.

NOTE 8 - TREASURY STOCK

On May 13, 1997 the Board of Directors approved the sale of 80,000 shares of common stock for $150,000.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company has focused its growth strategy on acquiring complementary database and direct mail marketing companies. The Company intends to build a vertically integrated company that provides turnkey database marketing products and services to direct marketers. These services will include database management and data warehousing, predictive modeling, marketing strategy consulting, agency creative and design work, production management and direct mail production and fulfillment. In October 1996, the Company entered the printing business with the purchase of 82% of the stock of Color Graphics, Inc.. Due to this acquisition the results of operations for 1997 are not comparable to prior years. See Note 3 of Notes to Financial Statements for additional information concerning this acquisition.


(A) RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

                              Three Months Ended September 30
                              -------------------------------

                              1997                       1996
                              ----                       ----

                      Database      Printing     Database      Printing
                    -----------   -----------  -----------   ------------
Revenues            $ 2,831,691   $ 3,388,388  $ 1,395,832        -
Gross profit        $   889,635   $ 1,478,650  $   636,806        -
Operating income    $   711,166   $   226,340  $   293,647        -

Consolidated net revenues of $6,220,079 in 1997 represent an increase of $4,824,247 over 1996. Operating income of $937,506 in 1997 represents an increase of $643,859 over 1996. The increase in the net revenues and operating income of the Company resulted from the acquisition of Color Graphics, Inc. on October 1, 1996 and the continued expanding database operations of the Company for the three month period ended September 30, 1997.

Revenues
--------

Net revenues increased $4,824,247 from $1,395,832 to $6,220,079 as compared to 1996. The net revenue increase for the three month period ended September 30,1997 was primarily attributable to a) the acquisition of Color Graphics, Inc. on October 1, 1996 which provided an increase in revenue of $3,388,388 through direct mail printing services provided to customers in the financial services industry and b) sales of database analysis and advertising services to several new clients including Capital One and MBNA.

Cost of Revenue
---------------

The Company's cost of revenue, as a percentage of sales, was 61.9% for the three month period ended September 30, 1997 as compared to 54.3% for the prior period. The cost of revenue as a percentage of sales for database was 68.5% for the current period. The database increase of 14.2% over the prior period resulted from increased costs associated with the increase in revenue and included the costs of outside vendors and salary costs related to additional staffing. The cost of revenue as a percentage of sales for Color Graphics, Inc. was 56.4% for the current period.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses increased $760,886 in 1997 as compared to the prior period. The increase in 1997 expenses resulted primarily from: a) an increase in database expenses and supplies related to computer equipment. and b) the acquisition of Color Graphics, Inc.. The acquisition of Color Graphics, Inc. accounted for approximately 84% of the increase for 1997.

Interest Expense
----------------

Interest expense increased $85,058 in 1997 as compared to the prior period. The increase resulted primarily from related party long-term debt incurred in connection with the acquisition of Color Graphics, Inc..

Depreciation and Amortization
-----------------------------

Depreciation and amortization increased $241,406 in 1997 as compared to the prior period. The increase resulted primarily from a) the purchase of computer equipment and software necessary to fulfill the demand by database customers and to support additional staffing and b) the acquisition of Color Graphics, Inc.. The acquisition of Color Graphics, Inc. accounted for approximately 88% of the increase for 1997.

Provision for Income Taxes
--------------------------

Provision for income taxes increased $258,873 in 1997 as compared to the prior period. The increase in 1997 was due to the increase in income.

(B) RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

                              Nine Months Ended September 30
                              ------------------------------

                              1997                       1996
                              ----                       ----

                      Database      Printing     Database      Printing
                    -----------   -----------  -----------   ------------
Revenues            $ 7,650,791   $12,460,865  $ 5,792,918         -
Gross profit        $ 2,912,951   $ 5,939,401  $ 1,759,426         -
Operating income    $ 2,684,173   $ 2,158,462  $   737,416         -

Consolidated net revenues of $20,111,656 in 1997 represent an increase of $14,318,738 over 1996. Operating income of $4,842,635 in 1997 represents an increase of $4,105,218 over 1996. The increase in the net revenues and operating income of the Company resulted from the acquisition of Color Graphics, Inc. on October 1, 1996 and the continued expanding database and advertising operations for the nine month period ended September 30, 1997.

Revenues
--------

Net revenues increased $14,318,738 from $5,792,918 to $20,111,656 as compared to 1996. The net revenue increase for the nine month period ended September 1997 was primarily attributable to a) the acquisition of Color Graphics, Inc. on October 1, 1996 providing an increase in revenue of $12,460,865 through direct mail printing services provided to customers in the financial services industry and b) sales of database analysis and advertising services to several new customers, including Capital One, Citibank and MBNA and increased sales to existing customers including Fleet Corporation and Beneficial Bank.

Cost of Revenue
---------------

The Company's cost of revenue, as a percentage of sales, was 55.9% for the nine month period ended September 30, 1997 as compared to 69.6% for the prior period. The cost of revenue as a percentage of sales for database was 61.9% for the current period. The database decrease of 7.7% over the prior period is primarily attributed to decreased costs associated with production services supplied by a related party. The cost of revenue as a percentage of sales for Color Graphics, Inc. was 52.3% for the current period.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses increased $1,991,002 in 1997 as compared to the prior period. The increase in 1997 expenses resulted primarily from: a) an increase in database expenses and supplies related to computer equipment. b) costs associated with the relocation, in March, of the corporate office. and c) the acquisition of Color Graphics, Inc.. The acquisition of Color Graphics, Inc. accounted for approximately 91% of the increase for 1997.

Interest Expense
----------------

Interest expense increased $276,003 in 1997 as compared to the prior period. A significant portion of the increase in 1997 resulted from the acquisition of Color Graphics, Inc. The increase resulted primarily from: a) related party long-term debt incurred in connection with the acquisition of Color Graphics, Inc. and b) Color Graphics, Inc.'s borrowings on both their revolving line of credit and equipment loans.

Depreciation and Amortization
-----------------------------

Depreciation and amortization increased $720,702 in 1997 as compared to the prior period. The increase resulted primarily from a) the purchase of computer equipment and software necessary to fulfill the demand by database customers and to support additional staffing and b) the acquisition of Color Graphics, Inc.. The acquisition of Color Graphics, Inc. accounted for approximately 91% of the increase for 1997.

Provision for Income Taxes
--------------------------

Provision for income taxes increased $1,694,970 in 1997, as compared to the prior period. The increase in 1997 was due to the increase in income.

Inflation
---------

Inflation and price increases do not materially affect the Company's gross profit margin as contract prices are adjusted at the same time increases are implemented by outside vendors.


B) LIQUIDITY AND CAPITAL RESOURCES
   -------------------------------

                                               9/30/97        12/31/96
                                               -------        --------
Working capital                             $ 3,511,747     $ 2,705,915
Cash                                          1,688,344       1,080,630

                                               9/30/97         9/30/96
                                               -------        --------
Cash provided by (used in) operating
 activities                                   3,788,522        (306,712)
Cash used in investing activities            (1,337,071)       (180,282)
Cash (used in) provided by financing
 activities                                  (1,843,737)        487,435

Working capital increased as of September 30, 1997 by $805,832 over working capital as of December 31, 1996. The increase is primarily the result of increased cash flow from operations which resulted in higher cash levels.

The increase in cash flows from operations resulted primarily from improved profitability and strong cash collections.

The increase in cash used in investing activities resulted primarily from higher capital expenditures to support the Company's growth.

The increase in cash used in financing activities resulted primarily from the repayments of the Company's debt.

At September 30, 1997 the Company had an outstanding debt of $3,004,847 primarily in the form of notes payable.

At September 30, 1997 the amount available under the Company's lines of credit was approximately $3,500,000.

The Company anticipates that current cash balances as well as anticipated cash flows from operations will be sufficient to meet its working capital and capital expenditure needs at least through December 31, 1997.

                                DIRECTCOM, INC.

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                  (UNAUDITED)

                                                                    9/30/97       12/31/96
                                                                  -----------    -----------
CURRENT ASSETS
  CASH                                                            $ 1,688,344    $ 1,080,630
  ACCOUNTS RECEIVABLE, LESS ALLOWANCE FOR DOUBTFUL ACCOUNTS
    OF $161,173 IN 1997 AND $53,093 IN 1996                         3,403,619      4,236,638
  INVENTORIES                                                         518,953        466,117
  PREPAID AND OTHER CURRENT ASSETS                                    568,390        422,259
                                                                  -----------    -----------
       TOTAL CURRENT ASSETS                                         6,179,306      6,205,644
PROPERTY, PLANT AND EQUIPMENT, NET                                  4,750,049      3,849,063
OTHER ASSETS                                                          575,449        179,101
                                                                  -----------    -----------

TOTAL ASSETS                                                      $11,504,804    $10,233,808
                                                                  ===========    ===========

                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  NOTE PAYABLE                                                    $         -    $   466,593
  CURRENT MATURITIES OF LONG-TERM DEBT                                453,000        275,175
  ACCOUNTS PAYABLE                                                    562,460        764,913
  ACCOUNTS PAYABLE - RELATED COMPANY                                  942,125        371,315
  INCOME TAXES PAYABLE                                                      -        703,482
  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES                      709,974        818,776
  DEFERRED REVENUE                                                          -         99,475
                                                                  -----------    -----------
       TOTAL CURRENT LIABILITIES                                    2,667,559      3,499,729
LONG-TERM DEBT                                                      3,051,847      2,952,713
LONG-TERM DEBT - RELATED COMPANY                                            -        925,000
DEFERRED INCOME TAXES                                                 542,200        542,200
OTHER LONG-TERM LIABILITIES                                           154,993        284,096
MINORITY INTEREST                                                     786,332        571,816
SHAREHOLDERS' EQUITY
  PREFERRED STOCK $.00001 PAR VALUE - AUTHORIZED
   10,000,000 SHARES; ISSUED AND OUTSTANDING: NONE                          -              -
  COMMON STOCK, $.00001 PAR VALUE - AUTHORIZED
   60,000,000 SHARES; ISSUED AND OUTSTANDING:
   3,341,674 SHARES, OF WHICH 240,000 SHARES IN 1997
   AND 320,000 SHARES IN 1996 ARE HELD AS TREASURY STOCK.                 401            401
  PAID-IN CAPITAL                                                     499,814        499,814
  RETAINED EARNINGS                                                 3,956,658      1,263,039
                                                                  -----------    -----------
                                                                    4,456,873      1,763,254
  LESS TREASURY STOCK, AT COST                                       (155,000)      (305,000)
                                                                  -----------    -----------
                                                                    4,301,873      1,458,254
                                                                  -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $11,504,804    $10,233,808
                                                                  ===========    ===========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DIRECTCOM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   FOR THREE MONTH PERIOD ENDED SEPTEMBER 30
                                  (UNAUDITED)


                                                           1997         1996
                                                        ----------   ----------
REVENUES
  DATABASE                                              $2,831,691   $1,395,832
  PRINTING - RELATED PARTY                                 495,633            -
  PRINTING                                               2,892,755            -
                                                        ----------   ----------
        TOTAL REVENUES                                   6,220,079    1,395,832

COST OF REVENUE
  DATABASE - RELATED COMPANY                             1,402,630      289,488
  DATABASE - OTHER                                         539,696      469,538
  PRINTING                                               1,909,738            -
                                                        ----------   ----------
        TOTAL COST OF REVENUE                            3,852,064      759,026

  SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSE                               1,074,417      313,531
  INTEREST EXPENSE                                          85,355          297
  DEPRECIATION AND AMORTIZATION                            270,737       29,331
                                                        ----------   ----------
        TOTAL COSTS AND EXPENSES                         5,282,573    1,102,185
                                                        ----------   ----------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST           937,506      293,647
PROVISION FOR INCOME TAXES                                 318,753       59,880
                                                        ----------   ----------
INCOME BEFORE MINORITY INTEREST                            618,753      233,767
MINORITY INTEREST IN INCOME OF SUBSIDIARY                   11,400            -
                                                        ----------   ----------

NET INCOME                                              $  607,353   $  233,767
                                                        ==========   ==========

EARNINGS PER SHARE                                           $0.20        $0.07
                                                        ==========   ==========

WEIGHTED AVERAGE COMMON SHARES
  USED IN COMPUTING EARNINGS PER SHARE                   3,101,674    3,181,674
                                                        ==========   ==========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                DIRECTCOM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   FOR NINE MONTH PERIOD ENDED SEPTEMBER 30
                                  (UNAUDITED)


                                                              1997          1996
                                                           -----------   -----------
REVENUES
  DATABASE                                                 $ 7,650,791   $ 5,792,918
  PRINTING - RELATED PARTY                                   1,839,534             -
  PRINTING                                                  10,621,331             -
                                                           -----------   -----------
        TOTAL REVENUES                                      20,111,656     5,792,918

COST OF REVENUE
  DATABASE - RELATED COMPANY                                 3,203,534     2,900,837
  DATABASE - OTHER                                           1,534,306     1,132,655
  PRINTING                                                   6,521,464             -
                                                           -----------   -----------
        TOTAL COST OF REVENUE                               11,259,304     4,033,492

  SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSE                                   2,938,254       947,252
  INTEREST EXPENSE                                             277,153         1,150
  DEPRECIATION AND AMORTIZATION                                794,310        73,608
                                                           -----------   -----------
        TOTAL COSTS AND EXPENSES                            15,269,021     5,055,502
                                                           -----------   -----------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST             4,842,635       737,416
PROVISION FOR INCOME TAXES                                   1,934,500       239,530
                                                           -----------   -----------
INCOME BEFORE MINORITY INTEREST                              2,908,135       497,886
MINORITY INTEREST IN INCOME OF SUBSIDIARY                      214,516             -
                                                           -----------   -----------

NET INCOME                                                 $ 2,693,619   $   497,886
                                                           ===========   ===========

EARNINGS PER SHARE                                               $0.88         $0.23
                                                           ===========   ===========

WEIGHTED AVERAGE COMMON SHARES
  USED IN COMPUTING EARNINGS PER SHARE                       3,062,385     2,168,035
                                                           ===========   ===========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                DIRECTCOM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR NINE MONTH PERIOD ENDED SEPTEMBER 30
                                  (UNAUDITED)


                                                                      1997          1996
                                                                   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                                       $ 2,693,619   $   497,886
  ADJUSTMENTS TO RECONCILE NET INCOME
      TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
      DEPRECIATION AND AMORTIZATION                                    794,310        73,608
      MINORITY INTEREST                                                214,516             -
      GAIN ON ASSET DISPOSITION                                         (4,573)            -
      (INCREASE) DECREASE IN:
         ACCOUNTS RECEIVABLE, NET                                      833,019       681,930
         INVENTORY                                                     (52,836)            -
         PREPAID AND OTHER CURRENT ASSETS                             (146,131)      (56,706)

      INCREASE (DECREASE) IN:
         ACCOUNTS PAYABLE                                             (202,453)       25,828
         ACCOUNTS PAYABLE - RELATED COMPANY                            570,810    (1,747,845)
         INCOME TAXES PAYABLE                                         (703,482)      203,609
         ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES               (108,802)       58,278
         DEFERRED  REVENUE                                             (99,475)      (43,300)
                                                                   -----------   -----------

           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       3,788,522      (306,712)

CASH FLOWS FROM INVESTING ACTIVITIES:
      CAPITAL EXPENDITURES                                          (1,254,988)     (180,282)
      PROCEEDS FROM SALE OF ASSETS                                      17,500             -
      INCREASE IN OTHER ASSETS                                         (99,583)            -
                                                                   -----------   -----------

           NET CASH USED IN INVESTING ACTIVITIES                    (1,337,071)     (180,282)
                                                                   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      REPAYMENTS OF NOTES PAYABLE                                     (466,593)            -
      REPAYMENTS OF LONG-TERM DEBT                                    (408,041)      (12,565)
      REPAYMENTS OF LONG-TERM DEBT - RELATED COMPANY                  (990,000)
      SALE OF TREASURY STOCK                                           150,000             -
      SALE OF DEBENTURE                                                      -       500,000
      DECREASE IN LONG TERM LIABILITIES                               (129,103)            -
                                                                   -----------   -----------

           NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES      (1,843,737)      487,435
                                                                   -----------   -----------

NET INCREASE IN CASH                                                   607,714           441

CASH AT BEGINNING OF YEAR                                            1,080,630       520,865
                                                                   -----------   -----------

                 CASH AT END OF YEAR                               $ 1,688,344   $   521,306
                                                                   ===========   ===========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

(A) Exhibit Index

               Exhibit Number    Description
               --------------    ------------

                     27          Financial Data Schedule


(B) Reports on Form 8-K

The Company filed a report on Form 8-K dated September 9, 1997 reporting its change of name under Item 5 of the Report.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     DIRECTCOM, INC.
                                     (REGISTRANT)

 November 12, 1997                   /s/ Robert Paltrow
                                     ---------------------------------------
                                     (signature)

                                     Name: Robert Paltrow
                                     Title: Treasurer