Form 10-K
period 1997-12-31
DIRECTCOM INC
filed 1998-03-31
CIK 847388

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                _______________

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997
                        Commission File Number 0-22475
                             ____________________

                                DIRECTCOM, INC.
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

      Registrant's telephone number, including area code: (973) 523-2500

          Securities Registered Pursuant To Section 12(b) of The Act:

         Title of each class  Name of each exchange on which registered
         -------------------  -----------------------------------------
                 None                           None

          Securities Registered Pursuant To Section 12(g) of The Act:

      Title of each class             Name of each exchange on which registered
------------------------------        -----------------------------------------
Common stock, .00001 par value                     Over the counter

                   ________________________________________


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES  X     No
                                 -----      -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the 2,221,983 shares of voting stock held by non-affiliates of the Registrant as of February 27, 1998 (based on the aggregate market value of the stock computed by reference to the price at which the stock was most recently sold in an arm's-length transaction) was $1,177,651.

     The number of shares of Common Stock of the Registrant outstanding as of February 27, 1998 was 3,101,983.

                                     PART I


ITEM 1. BUSINESS.

General
-------

     DirectCom, Inc. ("DirectCom" or the "Company"), established in 1989, is a full service direct marketing company. DirectCom provides turnkey database marketing products and services to direct marketers. These services include data warehouse development and management, data mining, direct mail creative development, campaign management, and direct mail production. DirectCom assists its customers in devising marketing strategies that focus on relationship marketing, and developing marketing programs to improve customer acquisition, retention, and activation.

     DirectCom is headquartered in West Paterson, New Jersey, where it builds and maintains client data warehouses and manages direct marketing programs. DirectCom has a Wilmington, Delaware office where it provides creative services in which graphic artists and copywriters prepare direct mail packages to achieve a client's marketing objectives. Once a prospective mail piece has been chosen by a client, DirectCom can print the promotional material at its subsidiary, Color Graphics, Inc., located in Moorestown, New Jersey.

Business Strategy
-----------------

     DirectCom is implementing the following strategy: (1) the expansion of its existing customer base through targeted business development in selected industries; (2) growth through strategic acquisitions; (3) cross selling of services to existing customers; and (4) introduction of new products and services.

     In accordance with its acquisition strategy, DirectCom successfully completed the acquisition in October 1996 of Color Graphics, Inc., a company engaged in printing promotional material for direct mail distribution. DirectCom's acquisition of Color Graphics was intended to achieve a vertically integrated company to provide database marketing products and services to direct marketers.

DirectCom Products and Services
-------------------------------

     DirectCom provides customized services for a specific component of a client's advertising or marketing program, such as database analysis, data processing, direct mail creative design, list strategy, production of the printed insert or envelope product, and packaging and mailing. Alternatively, DirectCom can provide a turnkey service whereby it assumes responsibility for the entire project, from marketing planning, design and production of the direct mail marketing materials, and the actual mailing of the finished printed products.

     Database Services

     DirectCom database services include strategic consulting, data warehouse development, data mining, list processing and data enhancement. In a typical engagement, a client supplies DirectCom with customer data from its operational systems. These files can include current and historical customer information such as name and address, demographic data, purchase transactions and payment history. DirectCom supplements the client's file through the use of outside computer services (i.e., credit bureaus and list companies) and enhances the client's database with additional variables such as age, income factors and geographic location. DirectCom develops detailed statistics that measure a customer's current actual profit contribution, as well as a customer's future profit potential. From this additional information a client learns about its customers, their behavior and their relative value. DirectCom provides data mining services whereby it develops predictive models to forecast various customer behaviors. DirectCom appends the resulting model scores to each customer record in the client's database. Based upon these scores, clients are better able to focus their marketing efforts to sell new and different products to their existing customers.

     List Processing Services

     List processing includes the preparation and generation of comprehensive name and address lists which are used for direct marketing promotions. DirectCom assists its clients in developing the criteria for selecting names from the client's database to solicit for specific marketing campaigns. DirectCom customizes a list processing solution by utilizing a variety of commercial and proprietary software products, such as Address Conversion and Reformat, Address Standardization and Merge/Purge.

     Creative and Production Services

     DirectCom engages in creative services and production services through Direct Line Productions, a division of DirectCom located in its Wilmington, Delaware office, and Color Graphics, respectively. DirectCom provides its client with agency creative services associated with the design and development of direct marketing promotion materials. DirectCom also provides production management services whereby it supervises and oversees the entire creative and direct mail production process on behalf of its clients. These services include campaign planning, vendor selection and coordination, production quality assurance and program results analysis.

     Production services enable DirectCom to be a one-stop direct marketing firm. Once a prospective mail piece has been chosen by a client, DirectCom either prints the promotional material at Color Graphics' facilities or bids the print work and production of the direct mail to its affiliate, North American Communications, Inc., or to a third party capable of completing the project in a timely fashion. Color Graphics has six major multi-color web presses, with gas and UV drying capability, that can print up to 12 colors. Color Graphics also has bindery capabilities, including letter folding, foil embossing and card and label affixing.

Markets and Marketing
---------------------

     DirectCom's market for its services is nationwide and is not confined to any specific sector or type of business. Currently, management has focused its marketing efforts primarily on financial institutions and insurance companies. Two customers Capital One and Citibank each accounted for more than 10% of DirectCom's sales revenues in 1997. The loss of either of these financial institutions could have a material adverse effect on DirectCom. In addition, DirectCom's customers include, among others, American Express Company, AT&T, MBNA America Bank National Association and MCI Communications Corp. DirectCom markets its services primarily through referrals, client recommendations, print advertising, industry trade shows and conferences.

     Management believes that the comprehensive, integrated character of its services and its expertise in information-based marketing techniques offer clients a unique and highly effective approach to direct mail advertising and marketing. DirectCom is able to analyze data provided by clients to develop effective marketing campaigns, produce the marketing material analyze the results of the programs to further refine and improve the effectiveness of future marketing efforts. Management believes that its customized services provide its clients with products best suited to each client's needs.

     DirectCom's marketing strategy is to increase the awareness of its existing customers of the broad range of DirectCom's services, emphasizing DirectCom's comprehensive, integrated capabilities. In this way, DirectCom plans to focus on increasing its share of the business of existing customers.

Competition
-----------

     The direct mail advertising and marketing market is highly competitive and fragmented. According to data published by Ward's Business Directory of U.S.
                                            ---------------------------------
Private and Public Companies, there were 68 direct mail advertising and
----------------------------
marketing service companies which had 1997 annual sales in excess of $5,000,000. Because the direct mail advertising and marketing service industry is price sensitive, DirectCom believes that its business will remain susceptible to price competition for the foreseeable future. To date, Color Graphics competes primarily on the basis of its high quality and large volume capabilities and to a much lesser extent on the basis of price. The largest competitors of DirectCom include such major national publicly trade companies as Axciom Corporation, Harte-Hanks Communications, Fair Isaac & Company, May & Speh, Metromail Corporation, Big Flower Holdings and World Color Press.

Employees
---------

     DirectCom employed a total of 108 people as of December 31, 1997, comprised of 32 people in its database analysis and creative business and 76 people in its Color Graphics subsidiary.

Environmental Matters
---------------------

     DirectCom believes that it is substantially in compliance with all regulations concerning the discharge of materials into the environment, and such regulations have not had a material effect on the capital expenditures or operations for DirectCom.

Raw Materials
-------------

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

Forward-Looking Statements
--------------------------

     This report contains forward-looking statements based upon management's current plans and expectations, related to, among other matters, the proposed business activities of DirectCom and estimate of amounts that are not yet determinable. Such statements involve risks and uncertainties which may cause actual future activities and results of operations to be materially different from that suggested in this report, including among others, the loss of one or more significant customers and risks associated with industry consolidation, acquisitions and competition.

ITEM 2. PROPERTIES.

     Since March 1997, DirectCom has been headquartered at 3 Garret Mountain Plaza, West Paterson, New Jersey 07424. DirectCom leases approximately 10,000 square feet under a lease which commenced March 1, 1997 and expires May 1, 2002 with an option to renew for a five year term.

     Color Graphics leases its facility at 101 Commerce Drive, Moorestown, New Jersey 08057. The facility occupies 64,700 square feet. Color Graphics purchased a 66,100 square foot building on approximately four acres of land in Mount Laurel, New Jersey on December 23, 1997. DirectCom intends to move from its existing facility in Moorestown, New Jersey upon expiration of its lease on
June 30, 1998 or as soon thereafter as possible.   DirectCom also leases its
office in Wilmington, Delaware that consists of 800 square feet. That lease expires August 31, 1999.

ITEM 3.  LEGAL PROCEEDINGS.

     There is no material litigation or other legal proceeding pending against DirectCom.

     Color Graphics has been notified by the Equal Employment Opportunity Commission ("EEOC") of a charge of discrimination under Title VII of the Civil Rights Act of 1964 by an individual employed as a press helper alleging discrimination in payment and promotion. The complainant seeks an unspecified amount of compensatory damages. The case is pending before the New Jersey Department of Law and Public Safety, Division of Civil Rights (Docket No. EC22RB-30973). DirectCom intends to vigorously contest these allegations.

     Color Graphics also has been named by Mutual Pharmaceutical Company, Inc. ("Mutual") in a letter dated November 17, 1995 as a potentially responsible party in a Notice of Intent to File a Lawsuit for claims under environmental laws. Mutual also stated its intention to proceed against other former tenants of 1120-1170 Orthodox Street, Philadelphia, Pennsylvania. Among the intended defendants listed by Mutual were Action Arms, Limited and Orthodox Associates which owned and operated the Geigy Chemical/Action Arms Parcel of the site from approximately 1978 through 1993 and who owned and operated the Reading Railroad Parcel of the Site from approximately 1987 through 1993. Also included as potential defendants were Ciba-Geigy Corp. Color Graphics' involvement arose as a result of its purchase of PennScan Forms, Inc. which had occupied the building located on the two acre site from 1975 through 1979. This matter has not reached the stage where significant liability has been assessed against DirectCom. No further actions have been taken by Mutual since its letter dated November 17, 1995. DirectCom has evaluated the matter and believes that it will not give rise to a material charge to earnings or a material amount of capital expenditures. This assessment is notwithstanding the ability of DirectCom to recover on existing insurance policies or from other parties which DirectCom believes will be held as joint and several obligors under any such liabilities. However, future developments could alter these conclusions. Management does not believe, however, that there is a likelihood of a material adverse affect on the financial condition of Color Graphics or DirectCom in these circumstances.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders of DirectCom through the solicitation of proxies or otherwise during the fourth quarter of 1997.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     DirectCom's common stock (the "Common Stock") is not regularly traded and there is no established public trading market for these securities.

     As of December 31, 1997, there were 594 shareholders of DirectCom's Common Stock.

     DirectCom has not issued any dividends to its shareholders since its inception. There are no material restrictions that could limit or restrict management from declaring any such dividends in the future. At the current time, management has no intention to declare any dividends in the forthcoming fiscal year.

Item 6. Selected Financial Data:

The following data insofar as it relates to the years ended December 31, 1997, 1996, 1995, 1994 and 1993, has been derived from the financial statements, including the balance sheets as of December 31, 1997 and December 31, 1996, and the related statements of operations and cash flows for the each of the three years in the period ended December 31, 1997, and notes thereto appearing elsewhere herein. For a more detailed discussion of the respective periods of the Company's revenues, expenses, assets and liabilities see Management's Discussion and Analysis- (a) Results of Operations and (b) Liquidity and Capital Resources.

Year Ended December 31,

                                                     1997          1996           1995            1994          1993
Statement of Operations Data
  Net revenue                                    $25,426,297   $11,208,688    $ 4,665,599      $2,700,281   $ 2,577,448
  Costs and expenses                              22,505,303     9,396,275      4,502,677       2,328,425     2,206,288
  Provision for income taxes                       1,308,400       743,140         60,340         158,375        99,455
                                                 -----------   -----------    -----------   -------------   -----------
  Income from continuing operations                1,612,594     1,069,273        102,582         213,481       271,705
  Income (loss) from discontinued operations                                                      (18,131)       47,575
  Minority interest in net income of subsidiary     (230,484)      (56,064)             -               -             -
                                                 -----------   -----------    -----------   -------------   -----------

 Net income                                      $ 1,382,110   $ 1,013,209    $   102,582      $  195,350   $   319,280
                                                 ===========   ===========    ===========   =============   ===========


Basic earnings per share                               $0.45         $0.34          $0.08           $0.15         $0.24
Diluted earnings per share                             $o.44         $0.33          $0.07           $0.14         $0.23

Balance Sheet Data
  Total assets - Continuing operations           $14,299,768   $10,233,808    $ 2,422,410      $  997,060   $ 1,104,079
  Total assets - Discontinued operations                   -             -              -         126,102       459,131
  Total assets                                    14,299,768    10,233,808      2,422,410       1,123,162     1,563,210
  Total liabilities - Continuing operations       11,309,404     8,775,554      2,177,365         867,670     1,416,649
  Total liabilities - Discontinued operations              -             -              -         113,029       194,448
  Total liabilities                               11,309,404     8,775,554      2,177,365         980,699     1,611,097
  Shareholders' equity (deficit)                 $ 2,990,364   $ 1,458,254    $   245,045      $  142,463   $   (47,887)

----------
Previously reported amounts have been restated to segregate the results of discontinued operations from continuing operations.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PERIODS ENDED DECEMBER 31, 1997, DECEMBER 31, 1996 AND DECEMBER 31, 1995

GENERAL

DirectCom has focused its growth strategy on acquiring complementary database and direct mail marketing companies. The Company intends to build a vertically integrated company that provides turnkey database marketing products and services to direct marketers. These services will include database management and data warehousing, predictive modeling, marketing strategy consulting, agency creative, production management, direct mail production and fulfillment. In October 1996, the Company entered the printing business with the purchase of 82% of the stock of Color Graphics ("Color Graphics").

Due to this acquisition the results of operations for 1997 and 1996 are not comparable to prior years. See Note 3 of Notes to Consolidated Financial Statements for additional information concerning this acquisition.

(A)  RESULTS OF OPERATIONS

                                                            Year Ended December 31,

                                                                     1997
                                                            -----------------------

                                           Database                   Printing                    Total
                                    -----------------------  --------------------------  -----------------------
                  Revenues                      $10,584,057                 $14,842,240              $25,426,297
                  Gross profit                  $ 3,145,540                 $ 7,100,211              $10,245,751
                  Operating income              $   616,791                 $ 2,304,203              $ 2,920,994

                                                                     1996
                                                            -----------------------

                  Revenues                      $ 7,867,656                 $ 3,341,031              $11,208,688
                  Gross profit                  $ 2,725,947                 $ 1,421,112              $ 4,147,059
                  Operating income              $ 1,256,448                 $   555,966              $ 1,812,413

                                                                     1995
                                                            -----------------------

                  Revenues                      $ 4,665,599                 $         -              $ 4,665,599
                  Gross profit                  $ 1,433,870                 $         -              $ 1,433,870
                  Operating income              $   162,922                 $         -              $   162,922

Consolidated net revenues of $25,426,297 in 1997 represent an increase of $14,217,609 over 1996. Operating income of $2,920,994 represents an increase of $1,108,581 over 1996. The increase in the net revenues and operating income of the Company resulted from the acquisition of Color Graphics on October 1, 1996 and the continued revenue growth of the database segment.

Revenues
--------

Revenues in 1995 and 1996 were derived primarily from the Company's database operations. Revenues increased significantly with the acquisition of Color Graphics on October 1, 1996.

Net revenues increased $14,217,609 from $11,208,688 in 1996 to $25,426,297 in
1997 and increased $6,543,089 in 1996 from $4,665,599 in 1995 to $11,208,688 in
1996. The net revenue increase during 1997 was primarily attributable to the acquisition of Color Graphics which generated 59% of consolidated net revenues for 1997, as compared to 30% of the consolidated net revenues for 1996. The 1997 growth in revenue resulted from expanded direct mail printing services to customers in the credit card and lettershop industries, including Capital One, Citibank and Communications Concept, Inc.

The increased database and advertising revenue during 1997 resulted from increased sales to existing customers, including Capital One, Bank of New York (Delaware) and Fleet Corporation, in addition to sales to several new clients including Daytimers, Inc. and Bank United. The increase in revenue during 1996 resulted from increased sales to existing customers including First USA, Bank of New York (Delaware) and Fleet Corporation, in addition to sales to several new clients including Beneficial Bank and CoreStates. Customers in the banking industry accounted for 95%, 97% and 90% of the Company's database revenues in 1997, 1996 and 1995.

Cost of Revenue
---------------

The Company's cost of revenue, as a percentage of net revenues was 59.7%, 63% and 69.2% in 1997, 1996 and 1995, respectively. The year to year comparative decrease resulted from an increase in the database cost of revenue and offset in part by a decrease in the printing cost of revenue.

The cost of revenue for database in 1997, in comparison to database revenues, increased 5% from 1996 and decreased 4% in 1996 as compared to 1995. The current period increase is a result of costs associated with salary expenses due to additional staffing requirements to maintain increased production demands. The prior period decrease resulted primarily from the development of internal resources to fulfill production requirements.

The Color Graphics acquisition, cost of revenue as a percentage of sales provided an overall decrease of 5.3% for the current period and a 11.8% decrease for the prior period comparison.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses increased $1,506,048 in 1997 and increased $691,900 in 1996. The increase in 1997 expenses resulted primarily from: a) the acquisition of Color Graphics, contributing 58% of the current increase; b) increased database expenses related to computer equipment upgrades and supplies; and c) increased lease expense associated with the relocation, in March, of the database corporate office and the costs incurred for the move. The increase in 1996 expenses resulted primarily from: a) increase in database expenses and supplies related to computer equipment upgrades; b) costs associated with promotion, travel and entertainment to secure new customers; c) commission expenses relating to growth of the advertising and marketing services; and d) the acquisition of Color Graphics, Inc. accounted for 43.1% of the increase in selling general and administrative expenses for the 1996 period.

Interest Expense
----------------

Interest expense increased $253,189 in 1997 and increased $124,572 in 1996 as compared to the prior period. A significant portion of the increase in 1997 and 1996 resulted from the acquisition of Color Graphics. The 1997 increase resulted from Color Graphics equipment loans and revolving line of credit. The increase in 1996 resulted primarily from: a) $1,000,000 loan acquired from a related party to purchase Color Graphics and b) Color Graphics borrowings on both their revolving line of credit and equipment loans. The increase for the current and prior periods is not necessarily driven by the interest rate, but changes due to increased debt levels.

Depreciation and Amortization
-----------------------------

Depreciation and amortization expenses relates to the depreciation of capital assets. The Company's policy is to amortize goodwill over a fifteen year period. Depreciation and amortization expense increased $700,874 in 1997, $247,226 in 1996 and $23,967 in 1995 as compared to prior periods. The 1997 increase relates to the acquisition of Color Graphics, accounting for approximately 80% of the increase. The 1996 increase resulted primarily from the purchase of computer equipment and software necessary to fulfill the demand by database customers and to support additional staffing. The acquisition of Color Graphics for approximately 60% of the increase for 1996.

Provision for Income Taxes
--------------------------

Provision for income taxes increased $565,260 in 1997 and $682,830 in 1996. The increase in 1997 and 1996 was due to the increase in taxable income. A reconciliation of the provision for income taxes is included in Note 15 of Notes to Consolidated Financial Statements.

Inflation
---------

Inflation and price increases do not materially affect the Company's gross profit margin as contract prices are adjusted at the same time increases are implemented by outside vendors.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

                                                          1997                 1996                1995
                                                   -------------------  -------------------  -----------------

      Working capital (deficit)                             $4,077,593           $2,705,915          $(62,302)
      Cash                                                   2,837,427            1,080,630           520,865
      Cash-restricted                                        1,400,000
      Cash provided by operating activities                  4,653,661            1,341,056           394,318
      Cash used in investing activities                      3,180,265              345,346           133,600
      Cash provided by (used in) financing activities          283,401             (435,945)          (15,591)

Working capital increased in both 1997 and 1996 over the corresponding prior year periods due primarily to increased cash flow from operations which resulted in higher cash levels.

The increase in cash flows from operations in 1997 and 1996 resulted primarily from improved profitability and strong cash collections.

The increased cash used in investing activities in both 1997 and 1996 resulted primarily from higher capital expenditures. The current period increase resulted primarily from increased capital expenditures relating to the printing segment, Color Graphics, Inc. acquired in October of 1996. In December 1997, the Company purchased a 66,100 square foot building and approximately 4 acres of land, for $1,800,000, in New Jersey to relocate the Color Graphics, Inc. operation. The acquisition was financed through a bond issue in the amount of $3,200,000 (Note
10). Color Graphics, Inc. current period expenditures for furniture and equipment account for approximately 69% of the current furniture and equipment expenditures. The Company expects to continue to invest in capital assets to support its growth.

The cash provided by financing activities resulted from the Company securing $3,200,000 in funding, in December 1997, financed through a bond issue from New Jersey Economic Development Authority and administered by CoreStates Bank, N.A. (Note 10). The Company utilized $1,800,000, of these funds, to purchase a building and land, the balance, $1,400,000, is classified as restricted cash and will be utilized to pay for improvements to the building and relocation of the equipment. Additionally in the current period the Company reduced a portion of their long term debt obligation through repayment of a related party note, in addition to repayment of their lines of credit. In 1996, the Company borrowed $1,000,000 from a related party to partially finance the acquisition of Color Graphics, Inc. In addition the Company received $500,000 from the sale of a convertible debenture in 1996. The Company used these proceeds and cash flow from operations to reduce a significant portion of short term debt acquired from Color Graphics, Inc. In addition, the Company purchased 160,000 shares of its common stock held by two current officers for $300,000.

At December 31, 1997, the Company had outstanding debt of $6,652,882 primarily in the form of notes payable.

At December 31, 1997 the amount available under the Company's lines of credit was approximately $3,500,000.

The Company anticipates that current cash balances as well as anticipated cash flows from operations will provide sufficient funds to meet its working capital and capital expenditure needs at least through December 31, 1998. However, if the pace or size of the Company's acquisition or capital expenditure activities increase, then additional debt or financing may be necessary.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Shareholders of DirectCom, Inc.


We have audited the consolidated financial statements and the financial statement schedule of DirectCom, Inc., and subsidiary as of and for the year ended December 31, 1997, listed in Item 14(a) of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DirectCom, Inc. and Subsidiary as of December 31, 1997, and the consolidated results of their operations and their cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


March 31, 1998
McLean, Virginia

                                    Coopers & Lybrand L.L.P.

                               Thompson Dugan, PC


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



March 20 , 1997



To the Board of Directors and
Shareholders of DirectCom, Inc.


We have audited the accompanying consolidated balance sheets of DirectCom, Inc., formerly North American Integrated Marketing, Inc., and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DirectCom, Inc. and subsidiary as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                DIRECTCOM, INC.

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                                                                       DECEMBER 31,
                                                                                    1997           1996
                                                                                -----------    -----------
CURRENT ASSETS
   Cash                                                                         $ 2,837,427    $ 1,080,630
   Cash - restricted                                                              1,400,000
   Accounts receivable, less allowance for
    doubtful accounts of $121,171 in 1997 and $53,093 in 1996                     2,200,749      4,236,638
   Inventories                                                                      450,837        466,117
   Prepaid and other current assets                                                 903,232        422,259
                                                                                -----------    -----------
      Total current assets                                                        7,792,245      6,205,644
PROPERTY, PLANT AND EQUIPMENT, Net                                                6,002,779      3,849,063
OTHER ASSETS                                                                        504,744        179,101
                                                                                -----------    -----------

TOTAL ASSETS                                                                    $14,299,768    $10,233,808
                                                                                ===========    ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Lines of credit                                                              $         -    $   466,593
   Current maturities of long-term debt                                             437,430        210,175
   Current maturities of long-term debt - related party                                   -         65,000
   Accounts payable                                                                 351,931        764,913
   Accounts payable - related company                                             2,315,860        371,315
   Income taxes payable                                                              82,847        703,482
   Accrued expenses and other current liabilities                                   526,584        818,776
   Deferred revenue                                                                       -         99,475
                                                                                -----------    -----------
      Total current liabilities                                                   3,714,652      3,499,729
LONG-TERM DEBT                                                                    6,215,452      2,952,713
LONG-TERM DEBT - RELATED COMPANY                                                          -        925,000
DEFERRED INCOME TAXES                                                               577,000        542,200
OTHER LONG-TERM LIABILITIES                                                               -        284,096
MINORITY INTEREST                                                                   802,300        571,816
                                                                                -----------    -----------
      TOTAL LIABILITIES                                                          11,309,404      8,775,554
SHAREHOLDERS' EQUITY
  Preferred stock $.00001 par value - authorized 10,000,000 shares;
    issued and outstanding: none                                                          -              -
  Common stock $.00001 par value - authorized 60,000,000 shares;
    issued: 3,421,983 shares in 1997 and 3,341,983 in 1996 of which
    320,000 shares are held as treasury stock.                                          34             33
   Paid-in capital                                                                  650,181        500,182
   Retained earnings                                                              2,645,149      1,263,039
                                                                                -----------    -----------
                                                                                  3,295,364      1,763,254
   Less  treasury stock, at cost                                                   (305,000)      (305,000)
                                                                                -----------    -----------
      TOTAL SHAREHOLDERS' EQUITY                                                  2,990,364      1,458,254
                                                                                -----------    -----------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $14,299,768    $10,233,808
                                                                                ===========    ===========

                See notes to consolidated financial statements

                                DIRECTCOM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    Years Ended December 31,
                                                      1997           1996           1995
                                                   -----------    -----------    -----------
REVENUES
 Database                                          $10,584,057    $ 7,867,656    $ 4,665,599
 Printing - related company                          1,473,523        672,800              -
 Printing                                           13,368,717      2,668,232              -
                                                   -----------    -----------    -----------
     Total revenues                                 25,426,297     11,208,688      4,665,599

COST OF REVENUE
 Database - related company                          4,799,400      4,070,042      1,974,938
 Database - other                                    2,639,117      1,071,667      1,256,791
 Printing                                            7,742,029      1,919,920              -
                                                   -----------    -----------    -----------
     Total cost of revenue                          15,180,546      7,061,629      3,231,729

 Selling, general and
   administrative expense                            3,385,587      1,879,539      1,187,639
 Administrative fee - related party (Note 8)         1,780,000              -              -
 Interest expense                                      380,696        127,507          2,935
 Depreciation and amortization                       1,028,474        327,600         80,374
 Buyout of stock option (Note 3)                       750,000              -              -
                                                   -----------    -----------    -----------
     Total costs and expenses                       22,505,303      9,396,275      4,502,677
                                                   -----------    -----------    -----------
Income from operations before income taxes
 and minority interest                               2,920,994      1,812,413        162,922
Provision for income taxes                           1,308,400        743,140         60,340
                                                   -----------    -----------    -----------
Income from continuing operations before             1,612,594      1,069,273        102,582
 minority interest
Minority interest in income of subsidiary              230,484         56,064              -
                                                   -----------    -----------    -----------

Net income                                         $ 1,382,110    $ 1,013,209    $   102,582
                                                   ===========    ===========    ===========

BASIC EARNINGS PER SHARE                                 $0.45          $0.34          $0.08
                                                   ===========    ===========    ===========

DILUTED EARNINGS PER SHARE                               $0.44          $0.33          $0.07
                                                   ===========    ===========    ===========

                See notes to consolidated financial statements.

                                DIRECTCOM, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                           COMMON STOCK
                                                          --------------
                                                                                          RETAINED
                                                        NUMBER                PAID - IN   EARNINGS       TREASURY
                                                       OF SHARES     AMOUNT    CAPITAL    (DEFICIT)        STOCK         TOTAL
                                                      -----------   -------  ---------- -------------   -----------   -----------
Balance at December 31, 1994 as previously reported    16,040,073   $   160  $       55    $  147,248   $    (5,000)   $  142,463

One - for - twelve reverse common stock split          14,703,092      (147)        147             -             -             -
                                                      -----------   -------  ---------- -------------   -----------   -----------

Balance at December 31, 1994 as adjusted                1,336,981        13         202       147,248        (5,000)      142,463

Net income                                                      -         -           -       102,582             -       102,582
                                                      -----------   -------  ---------- -------------   -----------   -----------

Balance at December 31, 1995                            1,336,981        13         202       249,830        (5,000)      245,045

Purchase of treasury stock, at cost                                                                        (300,000)     (300,000)

Common stock issued in exchange for
 convertible debenture                                  2,005,002        20     499,980             -             -       500,000

Net income                                                      -         -           -     1,013,209             -     1,013,209
                                                      -----------   -------  ---------- -------------   -----------   -----------

Balance at December 31, 1996                            3,341,983        33     500,182     1,263,039      (305,000)    1,458,254

Issuance of common stock                                   80,000         1     149,999             -             -       150,000

Net income                                                      -         -           -     1,382,110             -     1,382,110
                                                      -----------   -------  ---------- -------------   -----------   -----------

Balance at December 31, 1997                            3,421,983   $    34  $  650,181    $2,645,149   $  (305,000)   $2,990,364
                                                      ===========   =======  ========== =============   ===========   ===========

                See notes to consolidated financial statements

                                DIRECTCOM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Years Ended December 31,
                                                                       1997           1996           1995
                                                                    -----------    -----------    -----------
Cash flows from operating activities:
   Net income                                                       $ 1,382,110    $ 1,013,209    $   102,582
   Adjustments to reconcile net income
     to net cash provided by operating activities:
     Depreciation and amortization                                    1,028,474        327,600         80,374
     Bad debt expense                                                   107,906         24,000         21,000
     Buyout of stock option                                             500,000              -              -
     Minority interest                                                  230,484         56,064              -
     Deferred taxes                                                      73,800          2,760              -
     (Gain) loss on asset disposition                                    (1,925)             -          5,599
     (Increase) decrease in: (excluding effects of acquisition)
       Accounts receivable, net                                       1,927,983        527,341      (1,112,285)
       Inventory                                                         15,280         67,471
       Prepaid and other current assets                                (519,973)        23,824         (28,238)
       Other non current assets                                        (325,643)         6,434
     Increase (decrease) in: (excluding effects of aquisition)
       Accounts payable                                                (412,982)       267,855         (11,434)
       Accounts payable - related company                             1,944,545     (1,521,890)      1,353,751
       Income taxes payable                                            (620,635)       664,979           2,371
       Accrued expenses and other current liabilities                  (292,192)       (90,528)         12,298
       Long term liabilities                                           (284,096)       (84,238)
       Deferred  revenue                                                (99,475)        56,175         (31,700)
                                                                    -----------    -----------    ------------

         Net Cash provided by operating activities                    4,653,661      1,341,056         394,318

Cash flows from investing activities:
     Business acquisition, net of cash acquired                               -        (91,470)             -
     Purchase of furniture and equipment                             (1,417,265)      (253,876)       (148,219)
     Purchase of building and land                                   (1,800,000)
     Proceeds from the sale of equipment                                 37,000              -           1,546
     Cash provided by (used in) investing
       activities - discontinued operations                                   -              -          13,073
                                                                    -----------    -----------    ------------

         Net Cash used in investing activities                       (3,180,265)      (345,346)       (133,600)
                                                                    -----------    -----------     -----------

Cash flows from financing activities:
     Repayments of notes payable                                       (466,593)    (1,562,930)              -
     Repayments of long-term debt                                      (210,006)       (73,015)        (15,591)
     Cash - restricted                                               (1,400,000)
     Proceeds from issuance of long-term debt  -
       related company                                                        -      1,000,000               -
     Repayments of long-term debt - related company                    (990,000)             -               -
     Sale of common stock                                               150,000
     Purchase of treasury stock                                               -       (300,000)              -
     Sale of debenture                                                        -        500,000               -
     Proceeds from issuance of long-term debt                         3,200,000              -               -
                                                                    -----------    -----------     -----------

         Net cash provided by (used in) financing activities            283,401       (435,945)       (15,591)
                                                                    -----------    ------------    -----------

Net increase in cash                                                  1,756,797        559,765        245,127

Cash at beginning of year                                             1,080,630        520,865        275,738
                                                                    -----------    -----------    -----------

         Cash at end of year                                        $ 2,837,427    $ 1,080,630    $   520,865
                                                                    ===========    ===========    ===========

                See notes to consolidated financial statements.

                                DIRECTCOM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

DirectCom, Inc. (the "Company"), is a Delaware corporation. On September 5, 1997 the Company, previously called North American Integrated Marketing, Inc., changed its name to DirectCom, Inc. The Company is a direct mail response agency specializing in database and advertising and marketing services and maintains offices in West Paterson, New Jersey and Wilmington, Delaware. In October 1996, the Company entered the printing business with the acquisition of 82% of the stock of Color Graphics which is located in Morristown, New
Jersey.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies of the Company is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, who is responsible for their integrity and objectivity.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its 82% owned subsidiary, Color Graphics. All intercompany transactions and balances between companies have been eliminated.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INVENTORIES

Paper inventory is stated at last in, first out (LIFO) cost. The LIFO value is not materially different from the current cost of such inventory. All other inventory is stated at the lower of cost (first in, first out) or market.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is recorded at cost. Depreciation is computed using the straight line and accelerated methods based on estimated useful lives of the assets which range from five to twenty years. Leasehold improvements are amortized over the estimated useful lives or lease terms, as appropriate.

                                DIRECTCOM, INC.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)


ASSET IMPAIRMENT

At each balance sheet date, management evaluates the recoverability of identifiable tangible and intangible assets using certain financial indicators, such as historical and future ability to generate income from operations. The Company's policy is to record an impairment loss against the net unamortized cost of the asset in the period when it is determined that the carrying amount of the asset may not be recoverable. This determination is based on an evaluation of such factors as the occurrence of a significant event, a significant change in environment in which the business operates, or if the expected future net cash flows (undiscounted without interest) would be less than the carrying amount of the asset.

CONCENTRATION OF CREDIT RISK

The Company's market for its products and services is nationwide and is not confined to any specific sector or type of business although a substantial portion of the Company's revenue is generated from the banking and credit card industries. In the normal course of business, the Company provides credit to customers under standard terms without collateral.


FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of current assets and current liabilities approximate fair value because of their short term nature. Based on the borrowing rates currently available to the Company for loans similar in terms and average maturities, the stated value of long term debt approximated fair value at December 31, 1997.


REVENUE RECOGNITION

The Company provides database services by preparing marketing reports and direct marketing mailing lists and printing services providing printed material for direct mail packages. Services are provided on a project-by-project basis under periodic service arrangements that extend up to one year. Revenue and related costs are recognized on a project-by-project basis in the period in which the services are provided.

Deferred revenues and deferred costs arise when invoices are rendered or costs incurred prior to performing services. Deferred costs exclude salaries, which are expended as incurred.

ADVERTISING COSTS

The Company expenses all advertising costs as incurred. Advertising costs included in selling, general and administrative expenses for the years ended December 31, 1997, 1996 and 1995 were $62,240, $75,857 and $42,591, respectively.

                                DIRECTCOM, INC.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)


INCOME TAXES

Deferred income taxes are provided under the asset and liability method. The Company recognizes deferred tax liabilities and assets for the expected future income tax consequences of events that have been recognized in the Company's financial statements. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. Income tax expense consists of the Company's current liability for federal and state taxes and the change in the Company's deferred income tax asset and liabilities.

STOCK BASED COMPENSATION

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require companies to record compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No, 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

EARNINGS PER SHARE

Effective December 31, 1997 the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which requires the presentation of basic earnings per share and diluted earnings per share. Basic earnings per share is based on the weighted average number of outstanding common shares for the period. Diluted earnings per share adjusts the weighted average for the potential dilution that could occur if the stock options, warrants or other convertible securities were exercised or converted into common stock. Differences between historical quarterly earnings per share amounts, reported on primary earnings per share basis, and amounts now reported as basic, are not material.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," in June 1997, which are both effective for the year ending December 31, 1998. SFAS No. 130 establishes standards for reporting comprehensive income in a full set of general purpose financial statements either in the income statement or in a separate statement. SFAS No. 131 establishes standards for reporting information about operating segments, including related disclosures and products and services, geographic areas and major customers. These standards are not expected to have a material impact on the financial position or results of operations of the Company.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

                                DIRECTCOM, INC.

NOTE 3 - ACQUISITIONS

Effective October 1, 1996, pursuant to a Stock Purchase Agreement dated September 30, 1996, the Company acquired 82% of the outstanding common stock of Color Graphics for a total consideration of $1,909,283. The consideration consisted of $1,000,000 in cash paid by the Company, $286,000 in cash paid by Color Graphics the assumption of liabilities totaling $250,000 and the transfer of a life insurance policy valued at $210,806 by Color Graphics.
In addition, Color Graphics assigned an accounts receivable of $464,000 which Color Graphics had previously written off. The Company has assigned a value of $162,477 to this receivable for purchase accounting. The Company obtained the $1,000,000 from North American Communications, Inc. (NAC), a related party (see Note 8). In addition, the Company granted to a consultant an option to acquire 10 percent of the Color Graphics stock at an exercise price of $1,058.82 per share or $30,000 in the aggregate through September 30, 2001 for his role in consummating the acquisition. The acquisition was accounted for as a purchase and the excess of the $2,309,730 fair value of the net assets acquired over the total consideration was allocated to "Property, Plant and Equipment" in the accompanying consolidated balance sheet and is being amortized over a fifteen year period on a straight line basis.

The pro forma results listed below are unaudited and reflect purchase price accounting adjustments assuming the acquisition occurred at January 1, 1996. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire period presented. In addition, they are not intended to be a projection of future results and do not reflect any efficiencies that might be achieved from the combined operation.

                                             1996
                                          -----------
            Revenue                       $27,275,722
            Net income                        924,627
            Basic earnings per share      $      0.28


During 1997, the Company paid $750,000 to the consultant to buy out his option to purchase 10% of the Color Graphics stock. This payment was recorded as an operating expense in the Statement of Operations.

NOTE 4 - INVENTORIES

Inventories consist of the following:

                                                            December 31,
                                                       1997             1996
                                                  ---------------  ---------------
      Paper                                              $293,373         $321,623
      Other raw materials                                  93,823           81,628
      Work-in-process                                      63,641           62,866
                                                         --------         --------
                                                         $450,837         $466,117
                                                         ========         ========

                                DIRECTCOM, INC.

NOTE 5 - PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consist of the following:

                                                         December 31,
                                                     1997          1996
                                                  -----------  ------------
      Deferred income taxes                          $133,000      $172,000
      Due from others - income taxes                        -       161,680
      Refundable state taxes                           13,876        66,388
      Prepaid income taxes                            676,591             -
      Other current assets                             79,765        22,191
                                                     --------      --------
                                                     $903,232      $422,259
                                                     ========      ========


NOTE 6 - PROPERTY PLANT AND EQUIPMENT

Property plant and equipment consists of the following:

                                                        December 31,
                                                     1997         1996
                                                  ------------  -----------
      Machinery and equipment                     $ 3,949,949   $3,561,995
      Building and land                             1,800,000
      Office furniture and equipment                   98,618      105,742
      Transportation equipment                         88,528      135,737
      Computer equipment and software                 830,983      432,185
      Leasehold improvements                           88,319       61,703
      Construction in progress                        608,500       63,496
                                                  -----------   ----------
                                                    7,464,897    4,360,858
      Accumulated depreciation and amortization    (1,462,118)    (511,795)
                                                  -----------   ----------

                                                  $ 6,002,779   $3,849,063
                                                  ===========   ==========

                                DIRECTCOM, INC.

NOTE 7 - OTHER ASSETS

Other assets consist of the following:

                                                           December 31,
                                                      1997          1996
                                                  -----------  -----------
      Cash surrender value of life insurance         $111,153     $ 93,207
      Deposits                                         37,942       85,894
      Debt issuance cost                              303,178            -
      Other                                            52,471            -
                                                     --------     --------
                                                     $504,744     $179,101
                                                     ========     ========


NOTE 8 - RELATED-PARTY TRANSACTIONS

Certain of the Company's major shareholders also exercise control over North American Communications, Inc. (NAC), an affiliated company. The Company's related party revenue is generated through printed materials for direct mail packages. The Company's related party expenses result from the production, printing and mailing of direct mail packages in addition to salary and insurance expenses.

ACCOUNTS RECEIVABLE

Accounts receivable include amounts due from NAC as follows:

                                                             December 31,
                                                        1997             1996
                                                  ----------------  ---------------
      NAC                                         $              -  $       569,386
                                                  ================  ===============

ACCOUNTS PAYABLE - RELATED COMPANY

The accounts payable - related company at December 31, 1997 and 1996 represents amounts due to NAC for printing and mailing services.

NOTE PAYABLE - RELATED COMPANY

During 1996, the Company borrowed $1,000,000 from NAC to partially finance the acquisition of Color Graphics. The uncollateralized loan was represented by a promissory note bearing interest at 8%, and payable in monthly installments of $5,000 plus interest with payment in full due September 30, 2006. The outstanding loan amount at December 31, 1996 was $990,000. This note was repaid in 1997, with cash generated from operations. Interest expense related to this note was $46,499 and $26,665 for the years ended December 31, 1997 and 1996, respectively.

No borrowings were outstanding with NAC at December 31, 1997.

                                DIRECTCOM, INC.

NOTE 8 - RELATED-PARTY TRANSACTIONS (Continued)

OTHER EXPENSES

Salary Expense

Certain NAC employees perform services for the Company. Salary expense was recorded by the Company based on an estimate of the related NAC employees' time devoted to performing services for the Company. For the years ended December 31, 1997, 1996, and 1995, the expense recorded for these services was approximately $79,967, $51,000 and $102,973, respectively. As of December 31, 1997 the amount payable for these services is $17,625.

Insurance Expense

Insurance coverage is provided to the Company and NAC under one policy. Insurance expense attributable to the Company was based on sales, number of employees or specific identification of insured property. Insurance expense for the years ended December 31, 1997, 1996 and 1995 was $102,742, $9,910 and
$12,917, respectively. As of December 31, 1997 the amount payable for the provided coverage is $48,744.

Employment Contract

The Company has entered into an employment contract with an officer of the Company for a five year term ending September 30, 2001. Under the terms of the agreement the officer will receive an annual base salary of $325,000 and fringe benefits, including a company automobile, health and disability insurance. In addition, the officer has the right to require the Company to purchase his common stock of Color Graphics at a price equal to its fair market value as determined by an independent appraisal, exercisable at any time after the earlier of October 1, 2001 or his termination of employment for whatever reason. The Company has a similar right to purchase the stock on the same terms. In the event of the officer's death, the first $1,000,000 of the purchase price of common stock will be paid from the officer's life insurance policy paid for by the Company. Administrative Fee

On December 15, 1997 the Company entered into a management agreement with a related party. The agreement provides for administrative and management support services. As a result an administrative fee of $1,780,000 was recorded in December 1997.

                                DIRECTCOM, INC.

NOTE 9 - LINES OF CREDIT

At December 31, 1997 and 1996 the Company had available a revolving line of credit in the maximum aggregate principal amount of $1,000,000 and with interest payable monthly, which expires on June 30, 1998, at the lender's basic rate plus 1 percent (9.50 percent at December 31, 1997). Borrowings are used to provide working capital to fund inventory purchases and for payment of certain other costs approved by the lender incidental to the loan. The borrowings under the line of credit are collateralized by the Company's receivables, equipment and fixtures. The repayment of the loan is guaranteed by NAC, an affiliated company. In addition, a subordination agreement was executed by NAC and the shareholders of the Company.

There were no borrowings outstanding under the lines of credit at December 31, 1997 and 1996, respectively.

At December 31, 1997 the Company's subsidiary had a short-term revolving line of credit with United States National Bank, which expires on June 30, 1998, in the maximum aggregate principal amount of $2,500,000 and with interest payable monthly at the lender's rate plus 1% (9.50 percent at December 31, 1997). The agreement permits borrowing on a percentage of qualified accounts receivable and inventory as defined in the agreement. The borrowings under the line of credit are collateralized by the subsidiary's accounts receivable and equipment and guaranteed by the Company and NAC, an affiliated company. This debt is cross collateralized with the term financing described in Note 11.

Borrowings outstanding under the line of credit were $-0- and $466,593 at December 31, 1997 and 1996, respectively.

                                DIRECTCOM, INC.

NOTE 10 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                                              December 31,
                                                                       1997                 1996
                                                                -------------------  -------------------
   Note payable to United States National Bank in monthly
   installments, including interest at 9.73%, for the first 5 years. The note payments will then be reset for the next five years based on interest rates as specified in the agreement
   (see Note 9 for collateral guarantees).                               $2,952,882           $3,155,713

   Note payable to CoresStates Bank, N.A. with interest at
   bank's prime rate (9.5% at December 31, 1997) plus 2%                  3,200,000

   Promissory note A payable to a consultant with interest at
   8% due on April 10, 1998.                                                250,000                    -

   Promissory note B payable to a consultant with interest at
   8% due on April 10, 1999.                                                250,000                    -

   Installment note payable to a bank with interest at 11.66%, collateralized by a motor vehicle and payable in monthly
   installments of $726, due through May 1997.                                    -                3,675

   Installment note payable to bank with interest at 8.25%,
   collateralized by a motor vehicle and payable in monthly
   installments of $780, due through May 1997                                     -                3,500
                                                                         ----------           ----------
                                                                          6,652,882            3,162,888
                    Less: Current maturities                                437,430              210,175
                                                                         ----------           ----------
                                                                         $6,215,452           $2,952,713
                                                                         ==========           ==========

At December 31, 1997 the scheduled principal payments on the debt are as follows:

                                         1998           $  437,430
                                         1999              494,909
                                         2000              269,476
                                         2001              298,012
                                         2002              328,778
                            Thereafter                   1,624,277
                                                        ----------
                                                        $3,452,882
                                                        ==========

On December 24, 1997, the Company entered into a loan agreement with the New Jersey Economic Development Authority for $3,200,000. This loan was assigned to CoreStates Bank, N.A. as trustee, and the proceeds from the long term debt arrangement will be used to finance the Company's purchase of a building and related land. The loan accrues interest at the bank's prime rate (9.5% as of December 31, 1997) plus 2% and has a maturity date of December 1, 2017. Principal repayments will commence upon completion of the build out of the facility. As of December 31, 1997 the Company has recorded $1,800,000 in property, plant and equipment related to the original acquisition of the land and building and $1,400,000 as cash - restricted. The loan balance of $3,200,000 is included in the long term debt.

                                DIRECTCOM, INC.

NOTE 11 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

                                                            December 31,
                                                       1997              1996
                                                  ---------------  ----------------

      Accrued payroll                                    $160,186          $ 95,588
      Accrued vacation                                    130,708           128,186
      Accrued rent                                         45,645           171,780
      Customer deposits                                         -           117,909
      Liability related to acquisition                          -           250,000
      Accrued healthcare                                   60,000                 -
      Accrued expenses - other                            130,045            55,313
                                                         --------          --------
                                                         $526,584          $818,776
                                                         ========          ========

NOTE 12 - LEASES

The Company leases its plant and office facilities under noncancelable operating leases which expire on various dates through May 1, 2002. In some cases the lease requires the Company to pay for insurance, operating expenses and a portion of the real estate taxes. The Company's Color Graphics facility lease expires in April 1998. The Company has negotiated the acquisition of property, for the relocation of Color Graphics facility, and will continue the current leasing arrangements on an extended lease agreement through June 1998. The future minimum lease payments at December 31, 1997 under the agreements and other operating leases are as follows:

                                           1998                     $275,611
                                           1999                      167,531
                                           2000                      161,452
                                           2001                      166,120
                                           2002                       70,028
                                                                    --------
                                                                    $840,742
                                                                    ========


Rent expense was $597,648, $191,593 and $68,439 for the years ended December 31,
1997,   1996 and 1995, respectively.

NOTE 13 - EMPLOYEE BENEFITS

The Company and its subsidiary have two voluntary retirement plans that cover all eligible employees. Effective January 1, 1997 both plans provide for annual matching contributions by the Company at the discretion of the Company's board of directors. Contribution's to the plans totaled $35,070 for the year ended December 31, 1997. The Company did not make a contribution for the years ended December 31, 1996 and 1995.

                                DIRECTCOM, INC.

NOTE 14 - SHAREHOLDERS' EQUITY

Common Stock

In April, 1997, the stockholders approved a proposal to adopt certain amendments to the Company's Certificate of Incorporation to (1) effect a 1 for 12 reverse stock split of the Company's common stock and (2) to change the total number of shares the Company is authorized to issue to 70,000,000 shares, consisting of 60,000,000 of common stock, having a par value of $.00001 per share and 10,000,000 shares of preferred stock, having a par value of $.00001 per share. All references in the accompanying financial statements to the number of common shares and per-share amounts for all years prior to 1997 have been restated to reflect the reverse stock split.

On May 17, 1996, the Company entered into a Convertible Debenture Purchase Agreement with First Commercial and Finance Corp., Establishment, a Lichtenstein corporation ("Purchaser"). The Company agreed to issue and sell a non-interest bearing convertible debenture (the "Debenture") in the amount of $500,000 due May 17, 1998.

Pursuant to the Agreement the Purchaser converted the entire principal amount of the Debenture into 2,005,002 shares of common stock of the Company on September 25, 1996. Such conversion extinguished any cash payments due under the Debenture.

Stock Option Plan

In March 1996, the Company adopted the Stock Option Plan ("Plan") which provided for the issuance of non-qualified stock options and incentive stock options as well as stock appreciation rights (in connection with options) to eligible employees, an officer, consultants and advisors of the Company. Under the terms of this plan, options to purchase 833,333 shares of Common Stock were reserved for issuance and are generally are granted at not less than fair market value. They become exercisable as established by the Board of Directors or the Compensation Committee, and generally expire ten years from the date of grant. As of December 31, 1996, options to purchase 340,000 shares of Common Stock at $.48 per share were outstanding of which 308,333 shares were vested.

The fair value of the options granted was estimated using a valuation model with the following assumptions: dividend yield of 0%, expected volatility of 0%, risk-free interest rate of 6.5% and expected term of 5 years. The weighted average fair value of options granted in 1996 was $.60 per share. The weighted average remaining contractual life of the options outstanding was approximately 9 years. Had the Company followed SFAS 123 rather than APB25, the reported net income for the year ended December 31, 1996 would have been approximately $928,200 ($.39 per share). There were no options granted during 1997. Options for 493,333 shares were available for future grant under the plan at December 31, 1997. To date, the Company has not issued any stock appreciation rights under this plan.

Restricted Stock Plan

Effective January 1, 1992 the Company adopted a Restricted Stock Plan. The Restricted Stock Plan authorizes the issuance of 16,667 shares of restricted stock to certain key employees of the Company over a five-year period. Employees become vested in shares of restricted stock issued to them for the current fiscal year if they remained continuously employed by the Company for the entire fiscal year. If the employee separates from service on or before the last day of such fiscal year (other than for separations from service due to death, disability or unjust termination), all shares of the Company's stock allocated to that employee for such fiscal year shall be forfeited. Once vested, all restrictions on the shares issued expire. Restricted shares outstanding for the plan totaled 3,333 at December 31, 1997 and 1996.

                                DIRECTCOM, INC.

NOTE 14 - SHAREHOLDERS' EQUITY (Continued)

Treasury Stock On December 5, 1996 the Board of Directors approved the purchase of 160,000 shares of common stock from two current officers of the Company for $300,000.

On September 30, 1994, the Board of Directors approved the purchase of 160,000 shares of common stock held by a former officer for $5,000.00.

NOTE 15 - INCOME TAXES

The provision for income taxes consists of the following:

                                                                       Year Ended December 31,
                                                              1997                1996              1995
                                                       ---------------  ----------------  -----------------
      Current provision:
      Federal                                               $  958,000          $577,800           $ 61,200
      State                                                    276,600           168,100             16,250
                                                            ----------          --------           --------
      Total current                                          1,234,600           745,900             77,450
                                                            ----------          --------           --------

      Deferred (benefit) provision:
      Federal                                                   56,200               600            (15,400)
      State                                                     17,600            (3,360)            (1,710)
                                                            ----------          --------           --------
      Total deferred                                            73,800            (2,760)           (17,110)
                                                            ----------          --------           --------

      Total                                                 $1,308,400          $743,140           $ 60,340
                                                            ==========          ========           ========

The federal statutory rate differs from the Company's effective income tax rate on income from continuing operations as follows:

                                                                 Year Ended December 31,
                                                           1997           1996           1995
                                                       -------------  -------------  -------------
      Federal statutory income tax rate                        34.0%          34.0%          34.0%
      Increase (reduction) in the tax rate resulting
      from:
      State income tax, net of federal effect                   5.9            5.9            5.9
      Nondeductible expenses                                    1.2            1.1            4.7
      Accruals                                                  3.8              -           (4.0)
      Other                                                    (0.1)             -           (3.6)
                                                               ----           ----           ----

                                                               44.8%          41.0%          37.0%
                                                               ====           ====           ====

                                DIRECTCOM, INC.

NOTE 15 - INCOME TAXES - (Continued)The components of the deferred tax asset and liabilities, as reflected on the balance sheet, consist of the following:

                                                             Year Ended December 31,
                                                  1997                 1996              1995
                                           -------------------  -------------------  -------------
      Deferred tax liabilities:
        Depreciation                             $(491,892)           $(513,083)        $     -
        State taxes                                (65,449)             (55,057)              -
                                                 ---------            ---------         -------
          Total deferred tax liabilities          (557,341)            (568,140)              -
                                                 ---------            ---------         -------

      Deferred tax assets
        Accounts receivable                         41,319               21,452           9,891
        Accruals                                    60,942              172,606           7,536
        Depreciation                                     -                    -           5,034
        State taxes                                      -                    -             977
        Other                                       11,080                3,882               2
                                                 ---------            ---------         -------

          Total deferred tax assets                113,341              197,940          23,440
                                                 ---------            ---------         -------

          Net                                    $(444,000)           $(370,200)        $23,440
                                                 =========            =========         =======

      Recorded as:

        Prepaid and other current assets         $ 133,000            $ 172,000         $23,440
        Deferred income taxes                     (577,000)            (542,200)              -
                                                 ---------            ---------         -------
                                                 $(444,000)           $(370,200)        $23,440
                                                 =========            =========         =======

NOTE 16 - COMMITMENTS AND CONTINGENCIES

The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. Management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's consolidated results of operations or consolidated financial position of consolidated cash flows.

                                DIRECTCOM, INC.

NOTE 17 - CONCENTRATION OF CREDIT RISK

At December 31, 1997 and 1996, approximately 53 percent and 46 percent, respectively, of the Company's accounts receivable balance was due from customers in the banking and credit card industry. During the years ended December 31, 1997, 1996 and 1995 the Company earned approximately 73 percent, 80 percent and 97 percent, respectively, of its total net revenue from customers in the banking and credit card industries.

Two individual customers accounted for 10 percent or more of the Company's total net revenue for the year ended December 31, 1997. Net revenue from these customers was approximately 28 percent and 19 percent of total net revenue. Two customers constituted approximately 26 percent and 13 percent of total net revenue for the year ended December 31, 1996 and two customers constituted approximately 34 percent and 19 percent of total net revenue, for the year ended December 31, 1995.

The Company maintains cash balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1997, the Company's uninsured cash balances on deposit, per the bank's records, in excess of insured limits totaled $2,359,355.

NOTE 18 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                             Years Ended December 31,
                                                                1997                   1996                1995
                                                        ---------------------  --------------------  ----------------
Cash paid during the period for:
    Interest                                                  $  380,696           $   119,195            $ 2,935
                                                              ==========           ===========            =======
    Income taxes                                              $2,472,502           $    70,921            $79,507
                                                              ==========           ===========            =======

Noncash investing and financing activities
    Issuance of common stock in exchange
      for convertible debenture                               $        -           $   500,000            $     -
                                                              ==========           ===========            =======
    In connection with the acquisition of Color
      Graphics, Inc., assets acquired and liabilites
      assumed were as follows:
    Fair value of assets acquired                             $        -           $ 9,783,500            $     -
    Less: Cash paid                                                    -            (1,000,000)                 -
                                                              ----------           -----------            -------
    Liabilities assumed                                       $        -           $ 8,783,500            $     -
                                                              ==========           ===========            =======
    Acquisition of option
      Cost of option                                          $  750,000           $         -            $     -
      Debt incurred                                             (500,000)                    -                  -
                                                              ----------           -----------            -------
      Cash paid                                               $  250,000           $         -            $     -
                                                              ==========           ===========            =======

                                DIRECTCOM, INC.

NOTE 19 - SEGMENT INFORMATION

The Company classifies its business operations into two segments: database, which includes advertising and marketing services and printing services. Prior to October 1, 1996 the Company's principal line of business was database services. Effective October 1, 1996 the Company acquired 82 percent of the stock of Color Graphics (see Note 3).

                                                      Database                 Printing                  Total
                                               -----------------------  -----------------------  ----------------------
                            1997
             Revenues                               $10,584,057              $14,842,240               $25,426,297
             Gross profit                           $ 3,145,540              $ 7,100,211               $10,245,751
             Operating income                       $   616,791              $ 2,304,203               $ 2,920,994
             Identifiable assets                    $ 3,116,608              $11,183,160               $14,299,768

                            1996

             Revenues                               $ 7,867,656              $ 3,341,031               $11,208,687
             Gross profit                           $ 2,725,947              $ 1,421,112               $ 4,147,059
             Operating income                       $ 1,256,448              $   555,966               $ 1,812,414
             Identifiable assets                    $ 2,486,701              $ 7,747,107               $10,233,808

SCHEDULE II
                                DIRECTCOM, INC.
                       VALUATION AND QUALIFYING ACCOUNTS

                                          BALANCE AT     ADDITIONS
                                          BEGINNING       CHARGED                     BALANCE AT
CLASSIFICATION                            OF PERIOD    TO OPERATIONS    WRITE OFFS   END OF PERIOD
--------------                           -----------   -------------   -----------   -------------
Allowance for Doubtful Accounts
   Year Ended:

December 31, 1995                        $    26,167    $    21,000    $   (18,074)     $   29,093
                                         ===========    ===========    ===========   =============

December 31, 1996                        $    29,093    $    24,000    $         -      $   53,093
                                         ===========    ===========    ===========   =============

December 31, 1997                        $    53,093    $   107,906    $   (39,828)     $  121,171
                                         ===========    ===========    ===========   =============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Names, Ages and Positions of the Directors and Executive Officers
-----------------------------------------------------------------

Name                         Age              Position
---------------------------  ---  ---------------------------------
Robert J. Bzezensky           58  President
Nicholas Robinson             32  Chairman of the Board,
                                    Chief Executive Officer
Steven Gasner                 48  Vice President
Robert W. Paltrow             56  Director, Secretary and Treasurer
Robert E. Herman              37  Director
Anthony Nardiello             55  President, Color Graphics

     The current members of DirectCom's Board of Directors are Nicholas Robinson, Robert W. Paltrow and Robert E. Herman. Nicholas Robinson serves as Chairman of the Board. Mr. Robinson is Mr. Paltrow's son-in-law. Directors are elected for staggered terms at the annual meeting of stockholders and remain in office until their successors are elected and qualified or until their earlier resignation or removal. Mr. Herman serves as a director until DirectCom's annual meeting in 1998, Mr. Paltrow serves as a director until DirectCom's annual meeting in 1999 and Mr. Robinson serves as a director until DirectCom's annual meeting in 2000. Officers are elected by the Board and serve at the discretion of the Board.

Business Experience of the Directors and Executive Officers
-----------------------------------------------------------

     Robert J. Bzezensky serves as the President of DirectCom, a position he has held since January 1989. Between 1987 and 1989 he served as the President of North American Information Services, Inc. ("NAIS"), a direct mail response agency specializing in database services which was a predecessor to DirectCom. Mr. Bzezensky's prior employment experience includes service as the Vice President, Sales and Marketing with Della Femina Travisano and Partners Direct Ltd.; a senior consultant with CACI, Inc., a leading marketing information and systems supplier; the Director of Marketing for R.H. Donnelley; Vice President of Marketing for Metro Mail Corporation; and Vice President of Mail Marketing with John Blair Marketing.

     Nicholas Robinson serves as the Chief Executive Officer of DirectCom and Chairman of the Board, positions he has held since October 1, 1994. Mr. Robinson previously served as a database consultant for the Systems Integration Practice of Andersen Consulting.

     Steven Gasner is Vice President, Database Marketing, for DirectCom, a position he has held since January 1989. Between 1987 and 1989 he has served as the Vice President of NAIS. Mr. Gasner's prior employment experience includes service as the Director of Information Management with Citicorp Retail Services and with American Express; Vice President-Data Base Marketing with the Direct Marketing Group; and Vice President-Data Base Marketing with Della Femina Travisanao and Partners Direct Ltd.

     Robert W. Paltrow is the Secretary and Treasurer and a director of DirectCom, positions held he has held since January 1989. From 1981 through 1996 Mr. Paltrow served as President of North American Communications, Inc., a direct mail production company affiliated with DirectCom.

     Robert E. Herman is President of North American Communications, Inc. Mr. Herman has been employed at North American Communications since 1992 in various departments and became its President in 1995.

     Anthony Nardiello has been President of Color Graphics since 1985 and was Vice President of Color Graphics from 1976-1985.

ITEM 11.  EXECUTIVE COMPENSATION.

     Both the officers and directors may receive a set remuneration from DirectCom, and reimbursements are also made for any expenses incurred on behalf of DirectCom. DirectCom's By-Laws provide that directors may be paid their expenses, if any, and may be paid a fixed sum for attendance of each Board of Directors meeting. The current directors have waived any reimbursement of expenses or fees for attending meetings.

     The following table sets forth certain information regarding compensation paid during each of the last three fiscal years to DirectCom's Chief Executive Officer and each of DirectCom's four other most highly compensated executive officers whose annual compensation exceeded $100,000 in fiscal 1997.

                           Summary Compensation Table
                           --------------------------

                                                                                              Long-Term
                                                                                             Compensation
                                            Annual Compensation                                 Awards
                                 ----------------------------------------  ----------------------------------------------
                                                                                              Securities
                                                              Other          Restricted       Underlying         All
Name and Principal      Fiscal                                Annual           Stock         Options/SAR        Other
    Position             Year       Salary       Bonus    Compensation(1)      Grants          Award(s)      Compensation
                       --------  -----------   ---------  ---------------  ---------------  ---------------  ------------
Nicholas Robinson        1997      $120,000           --         --               --                 --            --
  Chairman & CEO         1996      $131,591           --         --               --            240,000(3)         --
                         1995        84,000           --         --               --                 --            --
Robert J. Bzezensky      1997       150,000     $ 21,055         --               --                 --            --
  President              1996      $176,376     $ 31,146         --               --                 --            --
                         1995       172,933           --         --               --                 --            --
Steven Gasner            1997      $150,000     $ 21,055         --               --                 --            --
  Vice President         1996      $176,100     $ 31,146         --               --                 --            --
                         1995       172,605           --         --               --                 --            --
Anthony Nardiello        1997       325,000           --         --               --                 --            --
  President,
Color Graphics           1996      $325,000(2)  $ 71,608         --               --                 --            --
                         1995       200,000      100,000         --               --                 --            --

____________________
(1) Since the Common Stock is infrequently traded, the fair market value of the Common Stock has been assumed to be $.53 per share based upon the most recent arm's-length sale of the Common Stock in May 1997 to Allen & Company.

(2) DirectCom's financial statements show only the portion paid since DirectCom's acquisition of Color Graphics effective October 1, 1996.

(3) The original grant of 2,880,000 options was reduced to 240,000 options in light of DirectCom's 1-for-12 reverse stock split effective September 4, 1997.

Stock Options
-------------

     No options were granted to the executive officers listed in the Summary Compensation Table ("Named Executive Officers").

     The following table provides information relating to the value of unexercised options held by the Named Executive Officers at the end of fiscal 1997. No options were exercised by the Named Executive Officers.

                  UNEXERCISED STOCK OPTIONS AT FISCAL YEAR END

                                                                      Value of Unexercised
                                          Total Number of                 In-The-Money
                                        Unexercised Options(#)         Options at Year End
                                      --------------------------    --------------------------
                                      Exercisable  Unexercisable    Exercisable  Unexercisable
                                      -----------  -------------    -----------  -------------

Nicholas Robinson                        240,000         -           $25,000(1)        -

________________________
(1) Since the Common Stock is infrequently traded, the fair market value of the Common Stock underlying the options has been assumed to be $.53 per share based upon the most recent arm's-length sale of Common Stock in May 1997 to Allen & Company.

Employment Contracts
--------------------

     DirectCom has entered into an employment contract with Anthony Nardiello, President of Color Graphics. The agreement is for a five year term ending September 30, 2001. The contract may be terminated by DirectCom if Mr. Nardiello (i) competes with DirectCom, unless such competition is consented to by DirectCom, (ii) commits any material misrepresentation, dishonesty or theft against DirectCom, (iii) dies or suffers a disability making him incapable of performing his essential duties or (iv) commits acts of gross misconduct. Under the terms of his Employment Contract, Mr. Nardiello receives an annual base salary of $325,000 and fringe benefits, including a Company automobile, health and disability insurance. In addition, Mr. Nardiello has the right to require DirectCom to purchase his Color Graphics common stock (18% of the outstanding common stock of Color Graphics) at a price equal to its fair market value as determined by an independent appraisal, exercisable at any time after the earlier of October 1, 2001 or his termination of employment for whatever reason. DirectCom has a similar right to purchase Mr. Nardiello's stock on the same terms. In the event of Mr. Nardiello's death, the first $1,000,000 of the purchase price for his Color Graphics common stock will be paid from the life insurance policy for Mr. Nardiello paid for by DirectCom.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

     Nicholas Robinson, Chief Executive Officer of DirectCom, and Robert W. Paltrow, Secretary/Treasurer of DirectCom, also serve on DirectCom's Board of Directors and on DirectCom's Compensation Committee.

                      Report of the Compensation Committee

     The compensation for the Company's executive officers was determined by the Compensation Committee. It is the policy of the Compensation Committee that a significant portion of the annual compensation of the Company's Chief Executive Officer and other executive officers should be directly linked to the Company's performance, as well as each individual's contribution. The Company's compensation programs are designed to provide competitive financial rewards for successfully meeting the Company's strategic and operating objectives, with the purposes of retaining personnel and supporting a performance-oriented environment.

     The compensation of the Company's Chief Executive Officer and other executive officers is comprised of base salary, as well as cash and stock incentives based on annual and long-term results of the Company. Increases in base salary, if any, will be based on individual performance, level of responsibilities and the Company's overall performance.

     Changes in Mr. Robinson's compensation, if any, would be determined by the Committee based upon its subjective analysis of his performance and the Company's overall performance. All executive officers' salaries, including the salary of Mr. Robinson, were reduced in fiscal 1997 to provide more compensation through bonuses and stock options.

     The Company has an incentive compensation program which rewards the Company's executive officers based upon the Committee's subjective determination concerning individual performance and the Company's achievement of its internal financial objectives. Executive officers become entitled to receive a bonus based upon the Company's operating profit and an evaluation of each executive officer's contribution to such operating profit. Through this plan, a significant portion of each executive officer's annual total compensation is placed at risk in order to provide an incentive toward sustained high performance. For fiscal 1997, the Company met its projected financial goals and, as a result, two of the Company's three executive officers received bonus payments under this plan.

     In addition, it has been the policy of the Committee to utilize stock options to provide a link between compensation and the market performance of the Company's stock, and to focus attention of management on the enhancement of shareholder value. In this regard, in fiscal 1996, the Company's Chief Executive Officer, Mr. Robinson, was granted options to acquire shares of Common Stock. If the efforts of the executive officers create additional value for the Company's shareholders, evidenced by increases in the Company's stock price, the Company's executive officers will also benefit through appreciation of the potential value of outstanding stock options. The Committee believes that the long-term nature of stock options also encourages executive officers to remain in the employ of the Company.

                             Compensation Committee

                               Nicholas Robinson
                               Robert W. Paltrow



1996 Stock Option Plan
----------------------

     DirectCom believes that stock option plans provide long term incentives to its key employees, directors and consultants and encourage the ownership of DirectCom's Common Stock. In March 1996, DirectCom adopted the Stock Option Plan ("Plan") which provides for the grant of stock options as well as other types of stock and incentive awards.

     Stock Options. The Plan authorizes the grant of nonqualified stock options to employees, consultants and advisors of DirectCom and its subsidiaries. Incentive stock options may only be granted to employees of DirectCom and its subsidiaries. A total of 10,000,000 shares of Common Stock were authorized for issuance under the Plan which have been reduced to 833,333 shares of Common Stock following the Company's 1-for-12 reverse stock split effective September 4, 1997. As of December 31, 1997, options to purchase a total of 340,000 shares of Common Stock were outstanding under the Plan and none of these options have been exercised. The exercise price of a nonqualified stock option may be determined by the Board of Directors or the Compensation Committee in its discretion. The exercise price of an incentive stock option may not be less than the fair market value of the Common Stock on the date of grant (110% of the fair market value in the case of an incentive stock option granted to a stockholder owning in excess of 10% of the Common Stock). The value of Common Stock (determined at the time of grant) that may be subject to incentive stock options that become exercisable by any one employee in any one year is limited by the Internal Revenue Code ("Code") to $100,000. The maximum term of stock options granted under the Plan is ten years from the date of grant. The Board of Directors or Compensation Committee shall determine the extent to which an option shall become and/or remain exercisable in the event of the termination of employment or service of a participant under certain circumstances, including retirement, death or disability, subject to certain limitations for incentive stock options. Under the Plan, the exercise price of an option is payable by the participant in cash or, in the discretion of the Board of Directors or Compensation Committee, in Common Stock or a combination of cash and Common Stock.

     Stock Appreciation Rights. A stock appreciation right may be granted in connection with an option, either at the time of grant or at any time thereafter during the term of the option. A stock appreciation right granted in connection with an option entitled the holder, upon exercise, to surrender the related option and receive a payment based on the difference between the exercise price of the related option and the fair market value of DirectCom's Common Stock on the date of exercise. A stock appreciation right granted in connection with an option is exercisable only at such time or times as the related option is exercisable and expires no later than the time when the related option expires. A stock appreciation right also may be granted without relationship to an option and will be exercisable as determined by the Board of Directors or Compensation Committee, but in no event after ten years from the date of grant. A stock appreciation right granted without relationship to an option entitles the holder, upon exercise, to a payment based on the difference between the base price assigned to the stock appreciation right by the Compensation Committee on the date of grant and the fair market value of DirectCom's Common Stock on the date of exercise. Payment to the holder in connection with the exercise of a stock appreciation right may be in cash or shares of Common Stock or in a combination of cash and shares.

     Administration. The Plan shall be administered by the Board of Directors or Compensation Committee or such other committee as may be appointed by the Board. Subject to the limitations set forth in the Plan, the Board of Directors or Compensation Committee has the authority to determine the persons to whom awards will be granted, the time at which awards will be granted, the number of shares, units or other rights subject to each award, the exercise, base or purchase price of an award (if any), the time or times at which the award will become vested, exercisable or payable and the duration of the award. The Board of Directors or Compensation Committee may provide for the acceleration of the vesting or exercise period of an award at any time prior to its termination or upon the occurrence of specified events. With the consent of the affected participant, the Board of Directors or Compensation Committee has the authority to cancel and replace awards previously granted with new options for the same or a different number of shares and having a higher or lower exercise or base price, and may amend the terms of any outstanding awards to provide for an exercise or base price that is higher or lower than the current exercise or base price.

     Reservation of Shares. DirectCom has authorized and reserved 833,333 shares of Common Stock for issuance under the Plan. The shares may be unissued shares or treasury shares. If any shares of Common Stock that are the subject of an award are not issued or transferred and cease to be issuable or transferable for any reason, such shares will no longer be charged against such maximum share limitation and may again be made subject to awards under the Plan. In the event of certain corporate reorganizations, recapitalizations, or other specified corporate transactions affecting DirectCom or the Common Stock, proportionate adjustments may be made to the number of shares available for grant and to the number of shares and prices under outstanding awards made before the event.

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

401(k) Savings and Retirement Plan
----------------------------------

     In 1993, DirectCom adopted the provisions of the amended and restated North American Integrated Marketing 401 (k) Plan (the "401(k) Plan"), a tax-qualified plan covering all eligible employees, as defined therein. Each eligible employee may elect to reduce his or her current compensation by 15%, subject to the statutory limit (a maximum of $9,500 in 1996) and have the amount of the reduction contributed to the 401(k) Plan. For fiscal 1996 DirectCom had discretion to match employee contributions. Since inception of the 401(k) Plan in 1993, DirectCom has made no matching contributions. Effective January 1, 1997, DirectCom has agreed to match 25% up to the first 6% of compensation that eligible employees contribute to the 401(k) Plan. In addition, DirectCom may also make discretionary contributions, as defined in the 401(k) Plan, each year on behalf of all eligible participants.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information, as of December 31, 1997, with regard to the beneficial ownership of the Common Stock by (i) each person known by DirectCom to be the beneficial owner of more than 5% of its outstanding Common Stock, (ii) the Named Executive Officers and directors and key employees of DirectCom individually and (iii) the executive officers and directors of DirectCom as a group.

Name and Address                                              Number of Shares
of Beneficial Owner                                        Beneficially Owned(1)          % of Class Outstanding
-------------------                                        ---------------------          ----------------------
First Commercial and Finance Corp.                                2,005,002(2)                   65%
  Establishment
c/o Dr. Danni Rothschild
10 Manesse Street
Zurich 800 Switzerland

Wye Investments, a Limited Partnership                              360,000(3)                 11.6%

c/o Michael Herman, General Partner
North American Communications, Inc.
Route 22 and Route 220, Wye Switches
Duncansville, PA  16635

Aspetong Partners, L.P.                                             360,000(4)                 11.6%

c/o Robert W. Paltrow, General Partner
20 Maple Avenue
Armonk, NY  10504

Nicholas Robinson                                                   240,000(5)                  7.7%

Robert J. Bzezensky                                                  80,000                     2.6%

Steven Gasner                                                        80,000                     2.6%

Robert E. Herman                                                     80,000(5)(3)               2.6%
North American Communications, Inc.
Route 22 and 220, Wye Switches
Duncansville, PA  16835

All officers & directors as a                                     3,205,002(5)                  104%(6)
group (four persons)

_______________

(1) Except as otherwise indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder has sole voting and investment power with respect to the Common Stock listed.

(2) First Commercial and Finance Corp., Establishment, pursuant to a May 17, 1996 Convertible Debenture Purchase Agreement with DirectCom, entered into a five year irrevocable proxy (effective until September 24, 2001) in favor of Nicholas Robinson, DirectCom's Chief Executive Officer, to vote all its Common Stock in his discretion. Mr. Robinson may be deemed to be the beneficial owner of these shares.

(3) Represents shares owned directly by Wye Investments, which shares could be deemed to be beneficially owned by Mr. Michael Herman as General Partner of Wye Investments. Mr. Michael Herman, as General Partner of Wye Investments, owns directly only a 1% interest in Wye Investments. Robert E. Herman, son of Michael Herman, is a limited partner in Wye Investments with a 14% interest in Wye Investment.

(4) Represents shares owned directly by Aspetong Partners, L.P. which shares could be deemed to be beneficially owned by Mr. Paltrow as General Partner of Aspetong Partners, L.P. Mr. Paltrow, as General Partner of Aspetong Partners, holds directly only a 1% interest in Aspetong Partners.

(5) Represents shares issuable pursuant to stock options that may be exercised within 60 days from December 31, 1997. Such shares are not deemed outstanding for computing the percentage of beneficial ownership of any other person.

(6) Percentage exceeds 100% as a result of including unexercised stock options by Nicholas Robinson and Robert E. Herman in shares of Common Stock beneficially owned compared to 3,101,983 shares of Common Stock outstanding as of February 27, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          North American Communications, Inc. ("NAC"), an affiliate of DirectCom, is one of several suppliers of mailing services and is awarded contracts by DirectCom. Robert W. Paltrow, a director of DirectCom, is General Partner of Aspetong Partners, L.P. which owns 50% of the issued and outstanding stock of NAC. Wye Investments owns the other 50% of the issued and outstanding stock of NAC. Mr. Paltrow also is a director of NAC. For fiscal 1997, DirectCom purchased from NAC $4,799,400 in mailing services. NAC assigned to DirectCom, effective January 1, 1996, its lease to the Wilmington, Delaware office. In addition, NAC is a guarantor of DirectCom's $1,000,000 revolving line of credit with United States National Bank. Finally, DirectCom entered into a Management Agreement December 15, 1997 with NAC under which DirectCom paid 7% of its fiscal 1997 net revenues or $1,780,000 for sales and administrative support services, client referrals, strategic advice, etc.

          In January 1998 DirectCom agreed to sell 80,000 shares of DirectCom's Common Stock held as treasury stock to Seth Kanegis, Robert W. Paltrow's son-in-law, for $150,000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) 1.  FINANCIAL STATEMENTS

        The following financial statements are filed as a part of this report:

                                                                                                               Page
                                                                                                               ----
        Report of Independent Public Accountants.........................................................       12
        Report of Independent Public Accountants.........................................................       13
        Consolidated Financial Statements:
        Balance Sheets as of December 31, 1997 and 1996..................................................       14
        Statements of Operations for the years ended December 31, 1997, 1996 and 1995....................       15
        Statements of Shareholders' Equity for the years ended December 31, 1997,
        1996 and 1995....................................................................................       16
        Statements of Cash Flows  for the years ended December 31, 1997, 1996 and 1995...................       17
        Notes to Consolidated Financial Statements.......................................................       18

(A) 2.  FINANCIAL STATEMENT SCHEDULES

        The following financial statement schedule is filed as part of this report:
                                                                                                               Page
                                                                                                               ----
        II  Valuation of Qualifying Accounts.............................................................       33

        All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.



(A) 3. Exhibits:                                                                                               Page
       ---------                                                                                               ----
       3.1  Amended and Restated Certificate of Incorporation.
            The Certificate of Ownership and Merger was filed with
            DirectCom's Form 10-K on April 20, 1990 and
            is hereby incorporated by reference.                                                                46

       3.2  Bylaws of the Corporation already have been
            filed with DirectCom's prior Registration
            Statement effective May 18, 1989 and are
            hereby incorporated by reference.                                                                   N/A

       4.1  Form of Common Stock Certificate (specimen)
            has been filed with DirectCom's Registration
            Statement effective May 18, 1989, and is hereby
            incorporated by reference.                                                                          N/A

      10.1  Office Lease Agreement between Garrett Mountain                                                     N/A
            Office Center Associates-I and DirectCom, with
            regard to the West Paterson, New Jersey office has
            been filed with DirectCom's 10-K for the year
            ended December 31, 1996 and is hereby incorporated
            by reference.

     10.2   Stock Option Plan                                   49

     11.1   Statement regarding the computation of per-share
            earnings is included in Note 3 to Financial
            Statements on sequentially numbered pages 20-21
            and is hereby incorporated by reference.            N/A

     21     List of Subsidiaries                                61

     27     Financial Data Schedule (filed herewith)            62

(b) DirectCom did not file any reports on Form 8-K during the fourth quarter of 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH AMERICAN INTEGRATED MARKETING, INC.


By:  /s/Nicholas Robinson
    -------------------------------
     Nicholas Robinson                                           March 31, 1998
     Chief Executive Officer and Chairman of the Board



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                   Title                              Date
                                   -----                              ----
By:  /s/Robert J. Bzezensky        President                     March 31, 1998
    ----------------------------
    Robert J. Bzezensky



By:  /s/Nicholas Robinson          Chief Executive Officer,      March 31, 1998
    ----------------------------   Chairman of the Board
    Nicholas Robinson



By:  /s/ Robert W. Paltrow         Director,                     March 31, 1998
    ----------------------------   Secretary/Treasurer
    Robert W. Paltrow



By:  /s/ Robert E. Herman          Director                      March 31, 1998
    ----------------------------
    Robert E. Herman