Form 10-Q
period 1998-03-31
DIRECTCOM INC
filed 1998-05-14
CIK 847388

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1998

                                       OR

[_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ............ to ............


                        Commission File Number 33-27603

                            ------------------------

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


                                 (973) 523-2500
              (Registrant's telephone number, including area code)



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

The number of shares of Common Stock of the Registrant outstanding as of March 31, 1998 was 3,101,983.

         PART I - FINANCIAL INFORMATION

Item 1.       Financial Information
              ---------------------
                                                                      Page No.
                                                                      --------

Consolidated balance sheets - March 31, 1998 (unaudited) and
 December 31, 1997                                                        2

Consolidated statements of operations (unaudited) -Three months ended
 March 31, 1998 and 1997                                                  3

Consolidated statements of cash flows (unaudited) -Three months ended
 March 31, 1998 and 1997                                                  4

Notes to consolidated financial statements                                5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        9

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

           None

Item 3.    Defaults Upon Senior Securities
           -------------------------------

           None

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

           None

Item 5.    Other information
           -----------------

The basic and diluted per common share for the three months ended March 31, 1998 is calculated as follows:

           Common shares outstanding                 3,101,983
           Common shares equivalents outstanding        68,000
           Net Income                               $  454,347
           Per share - Basic                        $      .15
           Per share - Diluted                      $      .14

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

The Company filed a Current Report on Form 8-K, under Item 4, dated February 13, 1998 and two clarifying amendments to that report on Forms 8-K/A No. 1 and No. 2, dated February 18, 1998 and February 20, 1998, respectively, stating under
Item 4 that the Company retained the services of Coopers and Lybrand L.L.P. to replace Thompson Dugan, PC as the Company's certifying accountants.

                                DIRECTCOM, INC.

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS


                                                                                      March 31, 1998   December 31, 1997
                                                                                      ---------------  ------------------
                                                                                       (Unaudited)
CURRENT ASSETS
    Cash                                                                                 $ 2,891,336         $ 2,837,427
    Cash - restricted                                                                      1,400,000           1,400,000
    Accounts receivable, less allowance for doubtful accounts of $139,171
     and $121,171 as of March 31, 1998 and December 31, 1997, respectively                 3,485,278           2,200,749
    Inventories                                                                              679,419             450,837
    Prepaid and other current assets                                                         518,944             903,232
                                                                                         -----------         -----------
         Total current assets                                                              8,974,977           7,792,245
PROPERTY, PLANT AND EQUIPMENT, Net                                                         5,809,570           6,002,779
OTHER ASSETS                                                                                 513,369             504,744
                                                                                         -----------         -----------

TOTAL ASSETS                                                                             $15,297,916         $14,299,768
                                                                                         ===========         ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Current maturities of long-term debt                                                 $   437,430         $   437,430
    Accounts payable                                                                         420,178             351,931
    Accounts payable - related company                                                     2,638,687           2,315,860
    Income taxes payable                                                                           -              82,847
    Accrued expenses and other current liabilities                                           826,905             526,584
                                                                                         -----------         -----------
         Total current liabilities                                                         4,323,200           3,714,652
LONG-TERM DEBT                                                                             6,160,590           6,215,452
DEFERRED INCOME TAXES                                                                        539,000             577,000
MINORITY INTEREST                                                                            830,415             802,300
                                                                                         -----------         -----------
         TOTAL LIABILITIES                                                                11,853,205          11,309,404
                                                                                         -----------         -----------
SHAREHOLDERS' EQUITY
   Preferred stock $.00001 par value - authorized 10,000,000 shares;
     issued and outstanding: none                                                                  -                   -
   Common stock $.00001 par value - authorized 60,000,000 shares;
     issued 3,421,983 of which 320,000 shares are held as treasury stock                          34                  34
    Paid-in capital                                                                          650,181             650,181
    Retained earnings                                                                      3,099,496           2,645,149
                                                                                         -----------         -----------
                                                                                           3,749,711           3,295,364
    Less treasury stock, at cost                                                            (305,000)           (305,000)
                                                                                         -----------         -----------
         TOTAL SHAREHOLDERS' EQUITY                                                        3,444,711           2,990,364
                                                                                         -----------         -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                               $15,297,916         $14,299,768
                                                                                         ===========         ===========

                See notes to consolidated financial statements

                                DIRECTCOM, INC.


                     CONSOLIDATED STATEMENTS OF OPERATIONS

                       FOR THREE MONTHS ENDED MARCH 31,
                                  (UNAUDITED)



                                                                              1998         1997
                                                                           ----------   ----------
REVENUES
  Database                                                                 $3,055,738   $2,891,543
  Printing - related company                                                  683,692      677,861
  Printing                                                                  2,487,011    3,575,383
                                                                           ----------   ----------
        Total revenues                                                      6,226,441    7,144,787
                                                                           ----------   ----------

COST OF REVENUE
  Database - related company                                                1,505,020    1,145,542
  Database - other                                                            475,751      629,335
  Printing - related company                                                  158,530       18,277
  Printing                                                                  1,580,958    2,337,222
                                                                           ----------   ----------
        Total cost of revenue                                               3,720,259    4,130,376

OPERATING EXPENSES
  Selling, general and
    administrative expense                                                    883,252      779,817
  Administrative fee related party (Note 4)                                   435,850            -
  Interest expense                                                             93,594       98,681
  Depreciation and amortization                                               287,024      219,837
                                                                           ----------   ----------
        Total costs and expenses                                            5,419,979    5,228,711
                                                                           ----------   ----------
Income from operations before income taxes
  and minority interest                                                       806,462    1,916,076
Provision for income taxes                                                    324,000      816,918
                                                                           ----------   ----------
Income from operations before minority interest                               482,462    1,099,158
Minority interest in income of subsidiary                                      28,115      111,500
                                                                           ----------   ----------

Net income                                                                 $  454,347   $  987,658
                                                                           ==========   ==========

BASIC EARNINGS PER SHARE                                                        $0.15        $0.33
                                                                           ==========   ==========

DILUTED EARNINGS PER SHARE                                                      $0.14        $0.32
                                                                           ==========   ==========

                See notes to consolidated financial statements.

                                DIRECTCOM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                        FOR THREE MONTHS ENDED MARCH 31
                                  (UNAUDITED)



                                                                              1998          1997
                                                                          ------------  ------------
Cash flows from operating activities:
    Net income                                                            $   454,347   $   987,658
    Adjustments to reconcile net income
        to net cash provided by operating activities:
        Depreciation and amortization                                         287,024       219,836
        Bad debt expense                                                       18,000        17,000
        Minority interest                                                      28,115       111,500
        Deferred taxes                                                        (38,000)            -
        (Increase) decrease in:
           Accounts receivable                                             (1,302,529)   (1,246,572)
           Inventory                                                         (228,582)     (262,531)
           Prepaid and other current assets                                   384,288        92,869
        Other non-current assets                                               (8,625)      (32,817)
        Increase (decrease) in:
           Accounts payable                                                    68,247       267,601
           Accounts payable - related company                                 322,827       774,227
           Income taxes payable                                               (82,847)      222,510
           Accrued expenses and other current liabilities                     300,321       302,448
           Decrease in long term liabilities                                        -      (279,275)
           Deferred  revenue                                                        -       (99,475)
                                                                          -----------   -----------

                 Net cash provided by operating activities                    202,586     1,074,979
                                                                          -----------   -----------

Cash flows from investing activities:
        Purchase of property, plant and equipment                             (93,815)     (302,015)
                                                                          -----------   -----------

                 Net cash used in investing activities                        (93,815)     (302,015)
                                                                          -----------   -----------

Cash flows from financing activities:
        Repayments of notes payable                                                 -      (471,036)
        Repayments of long-term debt                                          (54,862)     (109,905)
                                                                          -----------   -----------

                 Net cash used in financing activities                        (54,862)     (580,941)
                                                                          -----------   -----------

Net increase in cash                                                           53,909       192,023

Cash at beginning of period                                                 2,837,427     1,080,630
                                                                          -----------   -----------

Cash at end of period                                                     $ 2,891,336   $ 1,272,653
                                                                          ===========   ===========

                See notes to consolidated financial statements.

                                DIRECTCOM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and related footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE 2 - INVENTORIES

Inventories consist of the following:

                                              March 31, 1998   December 31, 1997
                                              --------------   -----------------

     Paper                                    $      378,887   $         293,373
     Other raw materials                              81,289              93,823
     Work-in-process                                 219,243              63,641
                                              --------------   -----------------
                                              $      679,419   $         450,837
                                              ==============   =================


NOTE 3 - PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consist of the following:

                                    March 31, 1998  December 31, 1997
                                    --------------  -----------------
Deferred income taxes                     $133,000           $133,000
Refundable state taxes                      13,876             13,876
Prepaid income taxes                       319,744            676,591
Other current assets                        52,324             79,765
                                          --------           --------
                                          $518,944           $903,232
                                          ========           ========

                                DIRECTCOM, INC.

                                  (UNAUDITED)


NOTE 4 - RELATED-PARTY TRANSACTIONS

Certain of the Company's major shareholders also exercise control over North American Communications, Inc. (NAC), an affiliated company. The Company's related party revenue is generated through printed materials for direct mail packages. The Company's related party expenses result from the production, printing and mailing of direct mail packages in addition to salary and insurance expenses.

ACCOUNTS PAYABLE - RELATED COMPANY

The accounts payable - related company as of March 31, 1998 and December 31, 1997 represents amounts due to NAC for printing and mailing services. Offset against the related party payable are receivables in the amount of $386,085 for the three months ended March 31, 1998 and $358,063 for the year ended December 31, 1997.

ADMINISTRATIVE FEE - RELATED COMPANY

The administrative fee is a result of a management agreement with a related party for administrative and management support services. The agreement was established during the fourth quarter of 1997. The fee for the three months ended March 31, 1998 was $435,850.

NOTE 5 - SUBSEQUENT EVENTS

The Wilmington, Delaware office relocated their operations, to another location within Wilmington, Delaware, as of May 1, 1998, entering into a three year lease commitment. The relocation was prompted by the need for additional space to accommodate the operations growth.

NOTE 6 - INCOME TAXES

Deferred income taxes are provided under the asset and liability method. The Company recognizes deferred tax assets and liabilities for the expected future income tax consequences of events that have been recognized in the Company's financial statements. Under this method, deferred tax assets and liabilities are based on temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. Income tax expense consists of the Company's current liability for federal and state taxes and the change in the Company's deferred income tax assets and liabilities. The Company determines its interim effective tax rate based upon the estimated annual effective rate. Differences between the federal statutory rate and the Company's effective tax rate are primarily due to state taxes and certain non-deductible expenses.

NOTE 7 - COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" is effective for the three months ended March 31, 1998. SFAS No. 130 establishes standards for reporting comprehensive income in a full set of general purpose financial statements either in the statement of operations or in a separate statement. The Company has no items of comprehensive income to report.

                                DIRECTCOM, INC.

                                  (UNAUDITED)


NOTE 8 - NEW ACCOUNTING PRONOUNCEMENT

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments, including related disclosures, and products, services, geographic areas and major customers and is effective for the year ending December 31, 1998.

NOTE 9 - EARNINGS PER SHARE

Effective December 31, 1997 the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which requires the presentation of basic earnings per share and diluted earnings per share. Basic earnings per share is based on the weighted average number of outstanding common shares for the period. Diluted earning per share adjusts the weighted average for the potential dilution that could occur if the stock options, warrants or other convertible securities were exercised or converted into common stock.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations.

Three Months Ended March 31, 1998 and March 31, 1997

General

The Company has focused its growth strategy on acquiring complementary database and direct mail marketing companies. The Company intends to build a vertically integrated company that provides turnkey database marketing products and services to direct marketers. These services will include database management and data warehousing, predictive modeling, marketing strategy consulting, agency creative, production management, direct mail production and fulfillment and printing.

(a)  Results of Operations

                                            Three Months Ended March 31,

                                                        1998
                                                        ----

                                          Database    Printing       Total
                                          --------    --------       -----
                  Revenues               $3,055,738   $3,170,703   $6,226,441
                  Gross profit           $1,074,967   $1,431,215   $2,506,182
                  Operating income       $  753,715   $   52,747   $  806,462

                                                        1997
                                                        ----

                  Revenues               $2,891,543   $4,253,244   $7,144,787
                  Gross profit           $1,116,666   $1,897,745   $3,014,411
                  Operating income       $  777,412   $1,138,664   $1,916,076

Consolidated net revenues of $6,226,441 for the three month period ended March 31, 1998 represent a decrease of $918,346 over three month period ended March 31, 1997. Operating income of $806,462 represents a decrease of $1,109,614 over 1997.


Revenues
--------

Net revenues decreased $918,346 from $7,144,787 in 1997 to $6,226,441 in 1998.
The revenue decrease was primarily attributed to the loss of two significant printing customers. Management does not believe that this loss will have any adverse impact on future earnings of the Company and anticipates that the printing revenues will be replaced during the upcoming quarter and continue to increase throughout the year.

The database and advertising revenue for the three month period ended March 1998 increased 5.6% over the prior period comparison. The increase resulted primarily from increased sales to existing customers, including Capital One and Fleet Corporation, and sales to several new clients.

The sales at the end of the current period, March 31, 1998, were significantly higher than the sales at December 31, 1997, which is reflected by the increase in accounts receivable.

Cost of Revenue
---------------

The Company's cost of revenue, as a percentage of net revenues was 59.7% for the three month period ended March 31, 1998 as compared to 57.8% for the prior three month period ended March 31, 1997.

The database cost of revenue for the three month period ended March 31, 1998, in comparison to database revenues, increased 3.5% from the prior period comparison. The current period increase resulted from a 9.6% increase in costs associated with the printing and mailing services provided by a related party. This increase resulted due to an increase in the printing and mailing sales volume. The related party increase is offset by a 6.1% decrease in other database costs of revenue, resulting from a re-negotiated contract provided by an outside service, together with the development of internal resources to fulfill production requirements.

The cost of revenue for printing in the three month period ended March 31, 1998, as a percentage of printing revenues, decreased .5%

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses increased $103,435 in 1998 as compared to the prior period. The current period increase resulted primarily from: a) cost associated with the increase from the purchase of a building for the relocation of Color Graphics and b) increased professional fees associated with the Company's growth strategies.

Administrative Fee
------------------

The administrative fee is a result of a management agreement with a related party for administrative and management support services. The agreement was established during the fourth quarter of 1997.

Interest Expense
----------------

Interest expense decreased $5,087 for the three month period ended March 31, 1998 as compared to the prior period. The current period decrease resulted from no borrowings on the Company's revolving lines of credit during the three months ended March 31, 1998.

Depreciation and Amortization
-----------------------------

Depreciation and amortization increased $67,187 in 1998 as compared to the prior period. The increase resulted primarily from depreciation of a building purchased for the relocation of Color Graphics.

Provision for Income Taxes
--------------------------

Provision for income taxes decreased as a result of the decrease in income before taxes.

Liquidity and Capital Resources
-------------------------------

                                                3/31/98     12/31/97
                                              ----------   ----------

      Working capital                         $4,651,777   $4,077,593
      Cash                                     2,891,336    2,837,427
      Cash - restricted                        1,400,000    1,400,000

                                                3/31/98      3/31/97
                                              ----------   ----------
      Cash provided by operating activities      202,586    1,074,979
      Cash used in investing activities           93,815      302,015
      Cash used in financing activities           54,862      580,941

Working capital increased as of March 31, 1998 by $574,184 over the working capital as of December 31, 1997, primarily as a result of increased customer receivables, due to increased sales activity at the end of the first quarter.

The decrease in cash flows from operations in 1998 resulted primarily from the Company's repayment of related party and other accounts payable.

The restricted cash is to be utilized for purposes relating to the renovations, remodeling and moving expenses of the Color Graphics operations. The Company intends to utilize all of these funds in 1998.

The decrease of cash used in investing activities resulted primarily from decreased capital expenditures for the current period. The Company expects to continue to invest in capital assets to support its growth.

The decrease of cash used in financing results from the fact that the Company had no significant borrowings or repayments on the Company's lines of credit.

At March 31, 1998, the Company had outstanding debt of $6,598,020 primarily in the form of notes payable.

At March 31, 1998 the amount available under the Company's lines of credit was approximately $3,500,000.

The Company anticipates that current cash balances as well as anticipated cash flows from operations will provide sufficient funds to meet its working capital and capital expenditure needs at least through December 31, 1998. However, if the pace or size of the Company's acquisition or capital expenditure activities increase, then additional debt or financing may be necessary.