Form 10-Q
period 1998-06-30
DIRECTCOM INC
filed 1998-08-11
CIK 847388

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998

                                       OR

[_]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ............ to ............


                         Commission File Number 33-27603

                         -------------------------------

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

The number of shares of Common Stock of the Registrant outstanding as of June 30, 1998 was 3,101,983.

         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements
                  --------------------
                                                                           Page No.
                                                                           --------
Consolidated balance sheets - June 30, 1998 (unaudited) and
  December 31, 1997                                                           2

Consolidated statements of operations (unaudited) - Three months ended
  June 30, 1998 and 1997                                                      3

Consolidated statements of operations (unaudited) - Six months ended
  June 30, 1998 and 1997                                                      4

Consolidated statements of cash flows (unaudited) - Six months ended
  June 30, 1998 and 1997                                                      5

Notes to consolidated financial statements                                    6

Item 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                              9

         PART II - OTHER INFORMATION

Item 1.           Legal Proceedings
                  -----------------

There is no material litigation or other proceeding currently pending against the registrant.

Item 2.           Changes in Securities
                  ---------------------

                  None

Item 3.           Defaults Upon Senior Securities
                  -------------------------------

                  None

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                  None

Item 5.           Other information
                  -----------------

The basic and diluted earnings per common share for the three and six months ended June 30, 1998 is calculated as follows:

                                             Six Months       Three Months
                                             ----------       ------------
Common shares outstanding                     3,101,983         3,101,983
Common shares equivalents outstanding            68,000            68,000
Net Income                                   $  946,733        $  496,034
Per share - Basic                            $      .31        $      .16
Per share - Diluted                          $      .30        $      .16

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

The Company filed a Current Report on Form 8-K, under Item 4, dated February 13, 1998 and two clarifying amendments to that report on Forms 8-K/A No. 1 and No. 2, dated February 18, 1998 and February 20, 1998, respectively, stating under
Item 4 that the Company retained the services of PricewaterhouseCoopers (formerly Coopers and Lybrand L.L.P.) to replace Thompson Dugan, PC as the Company's independent accountants.

                                 DIRECTCOM, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                June 30, 1998     December 31, 1997
                                                                                -------------     -----------------
                                                                                 (Unaudited)
CURRENT ASSETS
    Cash                                                                        $  2,644,846         $  2,837,427
    Cash - restricted                                                                     --            1,400,000
    Accounts receivable, net of allowance for doubtful
      accounts of $157,171 and $121,171 as of June 30, 1998
      and December 31, 1997, respectively                                          3,647,097            2,200,749
    Inventories                                                                      450,052              450,837
    Prepaid and other current assets                                                 610,104              903,232
                                                                                ------------         ------------
         Total current assets                                                      7,352,099            7,792,245
PROPERTY, PLANT AND EQUIPMENT, Net                                                 7,045,954            6,002,779
OTHER ASSETS                                                                         713,736              504,744
                                                                                ------------         ------------

TOTAL ASSETS                                                                    $ 15,111,789         $ 14,299,768
                                                                                ============         ============
                             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Current maturities of long-term debt                                        $    347,430         $    437,430
    Accounts payable                                                                 490,521              351,931
    Accounts payable - related company                                             2,603,804            2,315,860
    Income taxes payable                                                              48,509               82,847
    Accrued expenses and other current liabilities                                   567,123              526,584
                                                                                ------------         ------------
         Total current liabilities                                                 4,057,387            3,714,652
LONG-TERM DEBT                                                                     5,745,118            6,215,452
DEFERRED INCOME TAXES                                                                510,700              577,000
MINORITY INTEREST                                                                    861,487              802,300
                                                                                ------------         ------------
         TOTAL LIABILITIES                                                        11,174,692           11,309,404

SHAREHOLDERS' EQUITY
    Preferred stock $.00001 par value - authorized 10,000,000 shares;
     issued and outstanding: none                                                         --                   --
    Common stock $.00001 par value - authorized 60,000,000 shares;
     issued 3,421,983 of which 320,000 shares are held as treasury stock                  34                   34
    Paid-in capital                                                                  650,181              650,181
    Retained earnings                                                              3,591,882            2,645,149
                                                                                ------------         ------------
                                                                                   4,242,097            3,295,364
    Less treasury stock, at cost                                                    (305,000)            (305,000)
                                                                                ------------         ------------
         TOTAL SHAREHOLDERS' EQUITY                                                3,937,097            2,990,364
                                                                                ------------         ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $ 15,111,789         $ 14,299,768
                                                                                ============         ============

                 See notes to consolidated financial statements

                                DIRECTCOM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                          THREE MONTHS ENDED JUNE 30,
                                  (UNAUDITED)

                                                           1998              1997
                                                           ----              ----
REVENUE
  Database                                              $2,974,398        $1,927,557
  Printing - related company                               597,362           593,996
  Printing                                               2,606,437         4,225,236
                                                        ----------        ----------
        Total revenue                                    6,178,197         6,746,789
                                                        ----------        ----------

COST OF REVENUE
  Database - related company                             1,245,898           635,395
  Database - other                                         482,759           493,147
  Printing - related company                                92,510            20,856
  Printing                                               1,741,799         2,247,836
                                                        ----------        ----------
        Total cost of revenue                            3,562,966         3,397,234
                                                        ----------        ----------

OPERATING EXPENSES
  Selling, general and
    administrative expense                               1,196,627           978,431
  Administrative fee related party (Note 4)                445,755                --
  Interest expense                                         101,148            93,116
  Depreciation and amortization                            194,224           260,450
                                                        ----------        ----------
        Total costs and expenses                         5,500,720         4,729,231
                                                        ----------        ----------

OTHER INCOME
  Gain on sale of equipment                                190,000                --
                                                        ----------        ----------
        Total other income                                 190,000                --
                                                        ----------        ----------

Income before income taxes and minority interest           867,477         2,017,558
Provision for income taxes                                 344,000           863,427
                                                        ----------        ----------
Income before minority interest                            523,477         1,154,131
Minority interest in income of subsidiary                   27,443           230,244
                                                        ----------        ----------

Net income                                              $  496,034        $  923,887
                                                        ==========        ==========

BASIC EARNINGS PER SHARE                                $     0.16        $     0.31
                                                        ==========        ==========

DILUTED EARNINGS PER SHARE                              $     0.16        $     0.30
                                                        ==========        ==========

                See notes to consolidated financial statements.

                                DIRECTCOM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                           SIX MONTHS ENDED JUNE 30,
                                  (UNAUDITED)

                                                            1998               1997
                                                            ----               ----
REVENUES
  Database                                              $ 6,030,136        $ 4,819,099
  Printing - related company                              1,281,054          1,271,857
  Printing                                                5,093,448          7,800,619
                                                        -----------        -----------
        Total revenues                                   12,404,638         13,891,575
                                                        -----------        -----------
COST OF REVENUE
  Database - related company                              2,750,918          1,800,904
  Database - other                                          993,668            994,611
  Printing - related company                                251,040             39,133
  Printing                                                3,322,757          4,585,059
                                                        -----------        -----------
        Total cost of revenue                             7,318,383          7,419,707
                                                        -----------        -----------
OPERATING EXPENSES
  Selling, general and
    administrative expense                                2,044,721          1,866,153
  Administrative fee related party (Note 4)                 881,625                  -
  Interest expense                                          194,741            191,798
  Depreciation and amortization                             481,248            480,287
                                                        -----------        -----------
        Total costs and expenses                         10,920,718          9,957,945
                                                        -----------        -----------
OTHER INCOME
  Gain on sale of equipment                                 190,000                  -
                                                        -----------        -----------
        Total other income                                  190,000                  -
                                                        -----------        -----------

Income before income taxes and minority interest          1,673,920          3,933,630
Provision for income taxes                                  668,000          1,539,677
                                                        -----------        -----------
Income before minority interest                           1,005,920          2,393,953
Minority interest in income of subsidiary                    59,187            190,599
                                                        -----------        -----------

Net income                                              $   946,733        $ 2,203,354
                                                        ===========        ===========

BASIC EARNINGS PER SHARE                                $      0.31        $      0.73
                                                        ===========        ===========

DILUTED EARNINGS PER SHARE                              $      0.30        $      0.71
                                                        ===========        ===========

                See notes to consolidated financial statements.

                                DIRECTCOM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           SIX MONTHS ENDED JUNE 30,
                                  (UNAUDITED)

                                                                      1998                1997
                                                                      ----                ----
Cash flows from operating activities:
    Net income                                                    $   946,733         $ 2,203,354
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                                 481,248             480,287
        Bad debt expense                                               36,000              35,000
        Minority interest                                              59,187             190,599
        Deferred taxes                                                (66,300)           (160,800)
        Gain on sale of equipment                                    (190,000)                  -
        (Increase) decrease in:
           Accounts receivable                                     (1,482,348)         (1,596,566)
           Inventory                                                      785             (86,596)
           Prepaid and other current assets                           293,130             291,281
           Other non-current assets                                  (208,992)            (91,291)
           Restricted cash                                             66,250                   -
        Increase (decrease) in:
           Accounts payable                                           (24,226)            (36,182)
           Accounts payable - related company                         450,760             515,749
           Income taxes payable                                       (34,338)           (115,676)
           Accrued expenses and other current liabilities              35,215             253,779
           Decrease in long term liabilities                               --            (136,408)
           Deferred revenue                                             5,324             (99,475)
                                                                  -----------         -----------

                 Net cash provided by operating activities            362,428           1,647,055
                                                                  -----------         -----------
Cash flows from investing activities:
        Purchase of property, plant and equipment                  (1,524,425)           (967,593)
        Proceeds from sale of equipment                               190,000                   -
       Change in restricted cash                                    1,333,750                   -
                                                                  -----------         -----------

                 Net cash used in investing activities                   (675)           (967,593)
                                                                  -----------         -----------
Cash flows from financing activities:
        Sale of treasury stock                                             --             150,000
        Repayments of notes payable                                        --            (473,768)
        Repayments of long-term debt                                 (560,334)           (348,445)
                                                                  -----------         -----------

                 Net cash used in financing activities               (560,334)           (672,213)
                                                                  -----------         -----------

Net (decrease) increase in cash                                      (192,581)              7,249

Cash at beginning of period                                         2,837,427           1,080,630
                                                                  -----------         -----------

Cash at end of period                                             $ 2,644,846         $ 1,087,879
                                                                  ===========         ===========


                See notes to consolidated financial statements.

                                 DIRECTCOM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and related footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE 2 - INVENTORIES

Inventories consist of the following:


                                      June 30, 1998         December 31, 1997
                                      -------------         -----------------

     Paper                            $     290,244         $         293,373
     Other raw materials                     94,173                    93,823
     Work-in-process                         65,635                    63,641
                                      -------------         -----------------
                                      $     450,052         $         450,837
                                      =============         =================



NOTE 3 - PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consist of the following:


                                      June 30, 1998         December 31, 1997
                                      -------------         -----------------

Deferred income taxes                 $     133,000         $         133,000
Refundable state taxes                       13,876                    13,876
Prepaid income taxes                        385,953                   676,591
Other current assets                        127,249                    79,765
                                      -------------         -----------------
                                      $     660,078         $         903,232
                                      =============         =================

                                 DIRECTCOM, INC.

                                   (UNAUDITED)


NOTE 4 - RELATED-PARTY TRANSACTIONS

Certain of the Company's major shareholders also exercise control over North American Communications, Inc. (NAC), an affiliated company. All pricing and costing terms associated with the transactions between the Company and NAC are recorded at market value. The Company's related party revenue is generated through printed materials for direct mail packages for NAC. The Company's related party expenses, provided by NAC, result from the purchase of production, printing and mailing services for direct mail packages to integrate into the Company's printing and production requirements. Additionally, related party expenses included certain salary and insurance expenses.

ACCOUNTS PAYABLE - RELATED COMPANY

The accounts payable - related company as of June 30, 1998 and December 31, 1997 represents amounts due to NAC for printing and mailing services. Offset against the related party payable are receivables due to NAC of $162,816 as of June 30, 1998 and $358,063 as of December 31, 1997.

ADMINISTRATIVE FEE - RELATED COMPANY

The administrative fee is a result of a management agreement with NAC for administrative, consulting and management support services. The agreement was established in the fourth quarter of 1997. The fee for the six months ended June 30, 1998 was $881,625.


NOTE 5 - INCOME TAXES

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

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" is effective for the six months ended June 30, 1998. SFAS No. 130 establishes standards for reporting comprehensive income in a full set of general purpose financial statements either in the statement of operations or in a separate statement. The Company has no items of comprehensive income to report.

                                 DIRECTCOM, INC.

                                   (UNAUDITED)


NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS (continued)

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments, including related disclosures, and products, services, geographic areas and major customers and is effective for the year ending December 31, 1998. The Company will implement SFAS No. 131 as of December 31, 1998.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company will be required to adopt this new accounting standard by January 1, 2000. Management does not anticipate early adoption. The Company believes that the effect of adoption of SFAS No. 133 will not be material.

NOTE 7 - EARNINGS PER SHARE

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

(a) Results of Operations - Three Months Ended June 30, 1998 and June 30, 1997

                                  Database         Printing        Total
                                  --------         --------        -----

                                                     1998
                                                     ----

            Revenue            $   2,974,398   $   3,203,799   $   6,178,197
            Gross profit       $   1,245,741   $   1,369,490   $   2,615,231
            Operating income   $     577,461   $     100,016   $     677,477

                                                     1997
                                                     ----

            Revenue            $   1,927,557   $   4,819,232   $   6,746,789
            Gross profit       $     799,015   $   2,550,054   $   3,349,069
            Operating income   $     777,649   $   1,239,909   $   2,017,558

Consolidated net revenue of $6,178,197 for the three month period ended June 30, 1998 represent a decrease of $568,592 over the three month period ended June 30, 1997. Operating income of $677,477 represents a decrease of $1,340,081 over 1997. The decrease in the net revenue is primarily attributed to the loss of two significant printing customers. The revenue loss is being offset by increased sales to existing customers in addition to sales to new customers. The operating income decrease resulted primarily from the printing net revenue decrease, the related party administrative fee and costs associated with the relocation of Color Graphics.

Revenue
-------

Net revenue decreased $568,592 from $6,746,789 in 1997 to $6,178,197 in 1998.
The revenue decrease was primarily attributed to the loss of two significant printing customers. The revenue loss is being offset by increased sales to existing customers in addition to sales to new customers. Management does not believe that this loss will have any adverse impact on future earnings of the Company and anticipates that the printing revenues will be replaced during the upcoming quarter and continue to increase throughout the year.

The database and advertising revenue for the three month period ended June 1998 increased 54% over the prior period comparison. The increase resulted primarily from increased sales to existing customers.

Cost of Revenue
---------------

The Company's cost of revenue, as a percentage of net revenue was 57.6% for the three month period ended June 30, 1998 as compared to 50.3% for the prior period.

The database cost of revenue for the three month period ended June 30, 1998, as a percentage of database revenue, decreased .4% from the prior period comparison. The current period cost of revenue - related company increased 8.9% due to an increase in printing and mailing sales volume. The related party increase is offset by a 9.3% decrease in other database cost of revenue resulting from a re-negotiated contract provided by an outside vendor, together with the development of internal resources to fulfill production requirements.

The printing cost of revenue for the three month period ended June 30, 1998, as a percentage of printing revenue, increased 10.2% from the prior period comparison. The current period cost of revenue - related company increased 2.5% and resulted from the fact that the related party provided printing services during the relocation of Color Graphics, which caused substantial downtime of the Company's presses. Other printing costs increased 7.7% as a result of costs associated with the relocation of Color Graphics. The increase relates to costs for maintaining two operating facilities until the transition to the new location was complete.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses increased $218,196 in 1998 as compared to the prior period. The current period increase resulted primarily from expenditures associated with the moving expenses for the relocation of Color Graphics. The current three month period cost related to the relocation expense is $389,250.

Interest Expense
----------------

Interest expense increased $8,032 for the three month period ended June 30, 1998 as compared to the prior period. The current period increase resulted primarily from interest incurred on a loan agreement with the New Jersey Economic Development Authority for borrowings associated with the purchase of a building, related land and renovations for the relocation of Color Graphics.

Depreciation and Amortization
------------------------------

Depreciation and amortization decreased $66,226 for the three month period ended June 30, 1998 as compared to the prior period. The decrease resulted primarily from the depreciable value of prior property, plant and equipment purchases.

Provision for Income Taxes
--------------------------

Provision for income taxes decreased as a result of the decrease in income before taxes. The effective income tax rate for the three months ended June 30, 1998 was less than the rate for the similar period in the prior year based on certain non-deductible expenses incurred during the three months ended June 30, 1997.

(b)   Results of Operations - Six Months Ended June 30, 1998 and June 30, 1997

                                Database        Printing         Total
                                --------        --------         -----

                                                  1998
                                                  ----

          Revenues           $   6,030,136   $   6,374,502   $   12,404,638
          Gross profit       $   2,285,550   $   2,800,705   $    5,086,255
          Operating income   $   1,125,893   $     358,027   $    1,483,920

                                                  1997
                                                  ----

          Revenues           $   4,819,099   $   9,072,476   $   13,891,575
          Gross profit       $   2,023,584   $   4,448,284   $    6,471,868
          Operating income   $   1,973,005   $   1,960,627   $    3,933,632

Consolidated net revenue of $12,404,638 for the six month period ended June 30, 1998 represent a decrease of $1,486,937 over the six month period ended June 30, 1997. Operating income of $1,483,920 represents a decrease of $2,449,712 over 1997. The decrease in the net revenue is primarily attributed to the loss of two significant printing customers. The revenue loss is being offset by increased sales to existing customers in addition to sales to new customers. The operating income decrease resulted primarily from the printing revenue decrease the related party administrative fee and costs associated with the relocation of Color Graphics.

Revenue
-------

Net revenue decreased $1,486,937 from $13,891,575 in 1997 to $12,404,638 in
1998. The revenue decrease was primarily attributed to the loss of two significant printing customers. The revenue loss is being offset by increased sales to existing customers in addition to sales to new customers. Management does not believe that this loss will have any adverse impact on future earnings of the Company and anticipates that the printing revenues will be replaced during the upcoming quarter and continue to increase throughout the year.

The database and advertising revenue for the six month period ended June 1998 increased 25% over the prior period comparison. The increase resulted primarily from increased sales to existing customers.

Cost of Revenue
---------------

The Company's cost of revenue, as a percentage of net revenues was 58.9% for the six month period ended June 30, 1998 as compared to 53.4% for the prior period.

The database cost of revenue for the six month period ended June 30, 1998, as a percentage of database revenue, increased 4% from the prior period comparison. The current period cost of revenue - related company increased 8.2% due to an increase in the printing and mailing sales volume. The related party increase is offset by a 4.2% decrease in other database costs of revenue resulting from a re-negotiated contract provided by an outside vendor, together with the development of internal resources to fulfill production requirements.

The printing cost of revenue for the six month period ended June 30, 1998, as a percentage of printing revenue, increased 5.1% from the prior period comparison. The current period cost of revenue - related company accounts for the increase, resulting from the fact that the related party provided printing services during the relocation of Color Graphics, which caused substantial downtime of the Company's presses.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses increased $178,570 in 1998 as compared to the prior period. The current period increase resulted primarily from expenditures associated with moving expenses for the relocation of Color Graphics. The current six month period cost related to the relocation expense is $389,250.

Interest Expense
----------------

Interest expense increased $2,943 for the three month period ended June 30, 1998 as compared to the prior period. The current period increase resulted primarily from interest incurred on a loan agreement with the New Jersey Economic Development Authority for borrowings associated with the purchase of a building, related land and renovations for the relocation of Color Graphics.

Depreciation and Amortization
-----------------------------

Depreciation and amortization increased $961 for the six month period ended June 30, 1998 as compared to the prior period.

Provision for Income Taxes
--------------------------

Provision for income taxes decreased as a result of the decrease in income before taxes.

Liquidity and Capital Resources
-------------------------------

                                                    6/30/98       12/31/97
                                                    -------       --------

       Working capital                            $ 3,294,712   $ 4,077,593
       Cash                                         2,644,846     2,837,427
       Cash - restricted                                    -     1,400,000

                                                     6/30/98       6/30/97
                                                     -------       -------

       Cash provided by operating activities          368,428     1,647,055
       Cash used in investing activities                 (675)      967,593
       Cash used in financing activities              560,334       672,213


Working capital decreased as of June 30, 1998 by $782,881 over the working capital as of December 31, 1997, primarily as a result of decreased cash, due to the expenditure of restricted cash, utilized for the renovation, remodeling and moving expenses associated with the relocation of Color Graphics.

The decrease in cash flows from operations in 1998 resulted primarily from the Company's decreased net income.

The decrease of cash used in investing activity resulted from utilizing the restricted cash for capital expenditures relating to the renovations and remodeling of the Color Graphics location. The Company expects to continue to invest in capital assets to support its growth.

The decrease of cash used in financing activity resulted from the reduction in the Company's notes payable.

At June 30, 1998, the Company had outstanding debt of $6,092,548 primarily in the form of notes payable. At June 30, 1998 the amount available under the Company's lines of credit was approximately $3,500,000.The Company anticipates that current cash balances as well as anticipated cash flows from operations will provide sufficient funds to meet its working capital and capital expenditure needs at least through December 31, 1998. However, if the pace or size of the Company's acquisition or capital expenditure activities increase, then additional debt or financing may be necessary.

Impact of Inflation
-------------------

Although the Company has not attempted to calculate the effect of inflation, management does not believe inflation has had a material effect on results of operations. Material increases in costs and expenses, particularly packaging, raw materials and labor costs, in the future, could have a significant impact on the Company's operating results to the extent that the effect of such increases cannot be transferred to its customers.

Impact of Year 2000 Issues
--------------------------

The Company is in the process of assessing its computer applications to insure their functionality with respect to the "Year 2000" millennium change. At present, the Company does not anticipate that material incremental costs will be incurred in any single future year.

Forward-Looking Information
---------------------------

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements made by the Company in its disclosures to the public. There is certain information contained herein, in the Company's press releases and in oral statements made by authorized officers of the Company which are forward-looking statements, as defined by such Act. When used herein, in the Company's press releases and said in such oral statements, the words "estimate," "project," "anticipate," "expect," "intend" "believe," "plans," and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risk and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements.