Form 10-Q
period 1998-09-30
DIRECTCOM INC
filed 1998-11-12
CIK 847388

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998

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
The number of shares of Common Stock of the Registrant outstanding as of September 30, 1998 was 3,101,983.

         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements
                  --------------------
                                                                        Page No.
                                                                        --------
Consolidated balance sheets - September 30, 1998 (unaudited) and            3
  December 31, 1997

Consolidated statements of operations (unaudited) - Three months ended
 September 30, 1998 and 1997                                                4

Consolidated statements of operations (unaudited) - Nine months ended
 September 30, 1998 and 1997                                                5

Consolidated statements of cash flows (unaudited) - Nine months ended
 September 30, 1998 and 1997                                                6

Notes to consolidated financial statements                                  7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                              10

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

                  None

Item 3.           Defaults Upon Senior Securities
                  -------------------------------

                  None

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                  None

Item 5.           Other information
                  -----------------

The basic and diluted earnings per common share for the three and nine months ended September 30, 1998 is calculated as follows:

                                              Nine Months     Three Months
                                              -----------     ------------
Common shares outstanding                      3,101,983       3,101,983
Common shares equivalents outstanding             68,000          68,000
Net Income                                    $1,378,047      $  431,313
Per share - Basic                             $      .44      $      .14
Per share - Diluted                           $      .43      $      .14

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

       (a)        Exhibits

                  3.1 Amended and Restated Certificate of Incorporation. The Certificate of Ownership and Merger was filed with DirectCom's Form 10-K on April 20, 1990 and is hereby incorporated by reference.

                  3.2 Bylaws of the Corporation already have been files with DirectCom's prior Registration Statement effective May 18, 1989 and are hereby incorporated by reference.

                  4.1 Form of Common Stock Certificate (specimen) has been filed with DirectCom's Form 8-A dated April 30, 1997 and is hereby incorporated by reference.

                  10.1 Office Lease Agreement between Garrett Mountain Plaza
                       Office Center Associates - I and DirectCom, with regard to the West Paterson, New Jersey office has been filed with DirectCom's 10-K for the year ended December 31, 1996 and is hereby incorporated by reference.

                  10.2 Stock Option Plan has been filed with DirectCom's 10-K for the year ended December 31, 1997 and is hereby incorporated by reference.

                  11.1 Statement regarding the computation of per-share earnings is included in Note 7 to Financial Statements on sequentially numbered page - and is hereby incorporated by reference.

                  27   Financial Data Schedule (filed herewith)

       (b)        Reports on Form 8-K

                       None

                                DIRECTCOM, INC.

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                                                      September 30,     December 31,
                                                                                                      -------------     ------------
                                                                                                          1998              1997
                                                                                                          ----              ----
                                                                                                       (Unaudited)
CURRENT ASSETS
    Cash                                                                                              $ 3,350,177        $ 2,837,427
    Cash - restricted                                                                                          --          1,400,000
    Accounts receivable, net of allowance for doubtful accounts of $170,218
     and $121,171 as of September 30, 1998 and December 31, 1997, respectively                          2,379,904          2,200,749
    Inventories                                                                                           404,700            450,837
    Prepaid and other current assets                                                                      250,606            903,232
                                                                                                      -----------        -----------
         Total current assets                                                                           6,385,387          7,792,245
PROPERTY, PLANT AND EQUIPMENT, Net                                                                      7,862,181          6,002,779
OTHER ASSETS                                                                                              166,248            504,744
                                                                                                      -----------        -----------
TOTAL ASSETS                                                                                          $14,413,816        $14,299,768
                                                                                                      ===========        ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Current maturities of long-term debt                                                              $   347,430        $   437,430
    Accounts payable                                                                                      323,801            351,931
    Accounts payable - related company                                                                  1,696,465          2,315,860
    Income taxes payable                                                                                       --             82,847
    Accrued expenses and other current liabilities                                                        593,825            526,584
                                                                                                      -----------        -----------
         Total current liabilities                                                                      2,961,521          3,714,652
LONG-TERM DEBT                                                                                          5,689,066          6,215,452
DEFERRED INCOME TAXES                                                                                     512,000            577,000
MINORITY INTEREST                                                                                         882,818            802,300
                                                                                                      -----------        -----------
         TOTAL LIABILITIES                                                                             10,045,405         11,309,404
SHAREHOLDERS' EQUITY
   Preferred stock $.00001 par value - authorized 10,000,000 shares;
     issued and outstanding: none                                                                              --                 --
   Common stock $.00001 par value - authorized 60,000,000 shares;
     issued 3,421,983 of which 320,000 shares are held as treasury stock                                       34                 34
    Paid-in capital                                                                                       650,181            650,181
    Retained earnings                                                                                   4,023,196          2,645,149
                                                                                                      -----------        -----------
                                                                                                        4,673,411          3,295,364
    Less  treasury stock, at cost                                                                       (305,000)          (305,000)
                                                                                                      -----------        -----------
         TOTAL SHAREHOLDERS' EQUITY                                                                     4,368,411          2,990,364
                                                                                                      -----------        -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                            $14,413,816        $14,299,768
                                                                                                      ===========        ===========

                 See notes to consolidated financial statements

                                DIRECTCOM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                       THREE MONTHS ENDED SEPTEMBER 30,
                                  (UNAUDITED)

                                                       1998           1997
                                                       ----           ----
REVENUE
  Database                                              $2,905,813    $2,826,269
  Printing - related company                               544,317       495,633
  Printing                                               2,095,841     2,850,370
                                                        ----------    ----------
        Total revenue                                    5,545,971     6,172,272
                                                        ----------    ----------
COST OF REVENUE
  Database - related company                             1,179,379     1,402,630
  Database - other                                         475,912       539,696
  Printing                                               1,507,528     1,909,738
                                                        ----------    ----------
        Total cost of revenue                            3,162,819     3,852,064
                                                        ----------    ----------
OPERATING EXPENSES
  Selling, general and
    administrative expense                                 998,492     1,074,417
  Administrative fee related party (Note 4)                376,972            --
  Interest expense                                          98,078        85,355
  Depreciation and amortization                            222,811       270,737
                                                        ----------    ----------
        Total costs and expenses                         4,859,172     5,282,573
                                                        ----------    ----------
OTHER INCOME
  Gain on sale of equipment                                  9,749            --
  Miscellaneous income                                      68,096        47,807
                                                        ----------    ----------
        Total other income                                  77,845        47,807
                                                        ----------    ----------
Income from operations before income taxes
  and minority interest                                    764,644       937,506
Provision for income taxes                                 312,000       318,753
                                                        ----------    ----------

Income from operations before minority interest            452,644       618,753
Minority interest in income of subsidiary                   21,331        11,400
                                                        ----------    ----------

Net income                                              $  431,313    $  607,353
                                                        ==========    ==========

BASIC EARNINGS PER SHARE                                $     0.14    $     0.20
                                                        ==========    ==========

DILUTED EARNINGS PER SHARE                              $     0.14    $     0.20
                                                        ==========    ==========

                See notes to consolidated financial statements.

                                DIRECTCOM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                          NINE MONTHS ENDED SEPTEMBER,
                                  (UNAUDITED)

                                                        1998          1997
                                                        ----          ----

REVENUES
  Database                                             $ 8,914,391   $ 7,623,895
  Printing - related company                             1,825,371     1,839,534
  Printing                                               7,275,717    10,486,855
                                                       -----------   -----------
        Total revenues                                  18,015,479    19,950,284
                                                       -----------   -----------
COST OF REVENUE
  Database - related company                             3,930,296     3,203,534
  Database - other                                       1,503,803     1,534,306
  Printing - related company                               251,040            --
  Printing                                               4,830,285     6,521,464
                                                       -----------   -----------
        Total cost of revenue                           10,515,424    11,259,304
                                                       -----------   -----------
OPERATING EXPENSES
  Selling, general and
    administrative expense                               3,198,991     2,938,254
  Administrative fee related party (Note 4)              1,258,597            --
  Interest expense                                         292,820       277,153
  Depreciation and amortization                            704,059       794,310
                                                       -----------   -----------
        Total costs and expenses                        15,969,891    15,269,021
                                                       -----------   -----------
OTHER INCOME
  Gain on sale of equipment                                199,749            --
  Miscellaneous income                                     193,228       161,372
                                                       -----------   -----------
        Total other income                                 392,977       161,372
                                                       -----------   -----------
Income from operations before income taxes
  and minority interest                                  2,438,565     4,842,635
Provision for income taxes                                 980,000     1,934,500
                                                       -----------   -----------

Income from operations before minority interest          1,458,565     2,908,135
Minority interest in income of subsidiary                   80,518       214,516
                                                       -----------   -----------

Net income                                             $ 1,378,047   $ 2,693,619
                                                       ===========   ===========

BASIC EARNINGS PER SHARE                               $      0.44   $      0.89
                                                       ===========   ===========

DILUTED EARNINGS PER SHARE                             $      0.43   $      0.87
                                                       ===========   ===========

                See notes to consolidated financial statements.

                                DIRECTCOM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                        NINE MONTHS ENDED SEPTEMBER 30,
                                  (UNAUDITED)

                                                                   1998               1997
                                                                   ----               ----
Cash flows from operating activities:
    Net income                                                     $  1,378,047       $  2,693,619
    Adjustments to reconcile net income
        to net cash provided by operating activities:
        Depreciation and amortization                                   704,059            794,310
        Bad debt expense                                                 54,000             54,000
        Minority interest                                                80,518            214,516
        Deferred taxes                                                  (65,000)                --
        Gain on sales of equipment                                     (199,749)            (4,573)
        (Increase) decrease in:
           Accounts receivable                                         (233,155)           779,019
           Inventory                                                     46,137            (52,836)
           Prepaid and other current assets                             652,626           (146,131)
           Other non-current assets                                     338,496            (99,583)
        Increase (decrease) in:
           Accounts payable                                             (28,130)          (202,453)
           Accounts payable - related company                          (619,395)           570,810
           Income taxes payable                                         (82,847)          (703,482)
           Accrued expenses and other current liabilities                67,241           (108,802)
           Decrease in long term liabilities                                 --           (129,103)
           Deferred  revenue                                                 --            (99,475)
                                                                    -----------         ----------

                 Net cash provided by operating activities            2,092,848          3,559,836
                                                                    -----------         ----------

Cash flows from investing activities:
        Purchase of property, plant and equipment                    (2,563,461)        (1,254,988)
        Proceeds from sale of equipment                                 199,749             17,500
        Change in restricted cash                                     1,400,000                 --
                                                                    -----------         ----------

                 Net cash used in investing activities                 (963,712)        (1,237,488)
                                                                    -----------         ----------

Cash flows from financing activities:
        Sale of treasury stock                                               --            150,000
        Repayments of notes payable                                          --           (466,593)
        Repayments of long-term debt                                   (616,386)          (408,041)
        Repayments of long-term debt - related company                       --           (990,000)
                                                                    -----------         ----------

                 Net cash used in financing activities                 (616,386)        (1,714,634)
                                                                    -----------         ----------

Net increase in cash                                                    512,750            607,714

Cash at beginning of period                                           2,837,427          1,080,630
                                                                    -----------         ----------

Cash at end of period                                              $  3,350,177       $  1,688,344
                                                                    ===========         ==========

                See notes to consolidated financial statements.

                                 DIRECTCOM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and related footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE 2 - INVENTORIES

Inventories consist of the following:

                                        September 30, 1998    December 31, 1997
                                        ------------------    -----------------
     Paper                              $          267,725    $         293,373
     Other raw materials                            82,352               93,823
     Work-in-process                                54,623               63,641
                                        ------------------    -----------------
                                        $          404,700    $         450,837
                                        ==================    =================



NOTE 3 - PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consist of the following:

                                         September 30, 1998    December 31, 1997
                                         ------------------    -----------------

     Deferred income taxes               $          133,000    $         133,000
     Refundable state taxes                              --               13,876
     Prepaid income taxes                            70,792              676,591
     Other current assets                            46,814               79,765
                                         ------------------    -----------------
                                         $          250,606    $         903,232
                                         ==================    =================

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

ACCOUNTS PAYABLE - RELATED COMPANY

The accounts payable - related company as of September 30, 1998 and December 31, 1997 represents amounts due to NAC for printing and mailing services. Offset against the related party payable are receivables due from NAC of $377,476 as of September 30, 1998 and $358,063 as of December 31, 1997.

ADMINISTRATIVE FEE - RELATED COMPANY

The administrative fee is a result of a management agreement with NAC for administrative, consulting and management support services. The agreement was established in the fourth quarter of 1997. The fee for the nine months ended September 30, 1998 was $1,258,597.


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

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" is effective for the nine months ended September 30, 1998. SFAS No. 130 establishes standards for reporting comprehensive income in a full set of general purpose financial statements either in the statement of operations or in a separate statement. The Company has no items of comprehensive income to report.

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

(a) Results of Operations - Three Months Ended September 30, 1998 and September 30, 1997

                                    Database       Printing        Total
                                    --------       --------        -----

                                                   1998
                                                   ----

              Revenue             $  2,905,813   $  2,640,158   $  5,545,971
              Gross profit        $  1,250,522   $  1,132,630   $  2,383,152
              Operating income    $    475,198   $    289,446   $    764,644

                                                   1997
                                                   ----

              Revenue             $  2,826,269   $  3,346,003   $  6,172,272
              Gross profit        $    883,943   $  1,436,265   $  2,320,208
              Operating income    $    711,166   $    226,340   $    937,506


Revenue
-------

Net revenue decreased $626,301 from $6,172,272 in 1997 to $5,545,971 in 1998.
The revenue decrease was primarily attributed to the loss of two significant printing customers. The revenue loss is being offset by increased sales to existing customers in addition to sales to new customers. Management does not believe that this loss will have any adverse impact on future earnings of the Company and anticipates that the printing revenues will be replaced during the upcoming quarter and continue to increase throughout the next year.

The database and advertising revenue for the three month period ended September 1998 increased 2.8% over the prior period comparison. The increase resulted primarily from increased sales to existing customers.

Cost of Revenue
---------------

The Company's cost of revenue, as a percentage of net revenues, was 57% for the three month period ended September 30, 1998 as compared to 62.4% for the prior period.

The database cost of revenue for the three month period ended September 30, 1998, as a percentage of database revenue, decreased 11.75% from the prior period comparison. The current period cost of revenue as a percentage of database revenue - related company decreased 9% and other database cost of revenue decreased 2.75%. The related company decrease resulted from the purchase of paper for direct mail production for a specific customer for the three month period ended September 30, 1997 and the same customer supplying their own paper for the three month period ended September 30, 1998. The other database cost decrease resulted from a re-negotiated contract provided by an outside vendor, together with the development of internal resources to fulfill production requirements.

The printing cost of revenue for the three month period ended September 30, 1998, as a percentage of printing revenue, increased less than 1% from the prior period comparison.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses decreased $75,925 in 1998 as compared to the prior period. The current period decrease resulted primarily from a reduction in expenditures relating to: a) consulting expenses; b) database expenses and supplies related to computer expenses; and c) the Company's adherence to cost controls to reduce expenditures.

Interest Expense
----------------

Interest expense increased $12,723 for the three month period ended September 30, 1998 as compared to the prior period. The current period increase resulted primarily from interest incurred on a loan agreement with the New Jersey Economic Development Authority for borrowings associated with the purchase of a building, related land and renovations for the relocation of Color Graphics.

Depreciation and Amortization
-----------------------------

Depreciation and amortization decreased $47,926 for the three month period ended September 30, 1998 as compared to the prior period. The decrease resulted primarily from the continued reduction in depreciable value of prior property, plant and equipment purchases. Depreciation recorded on current year additions did not offset the reductions in depreciation based or the increase in fully depreciated assets.

Provision for Income Taxes
--------------------------

Provision for income taxes decreased as a result of the decrease in income before taxes.



(b) Results of Operations - Nine Months Ended September 30, 1998 and September 30, 1997

                                    Database       Printing        Total
                                    --------       --------        -----

                                                   1998
                                                   ----

              Revenues            $  8,914,391   $  9,101,088   $ 18,015,479
              Gross profit        $  3,480,292   $  4,019,763   $  7,500,055
              Operating income    $  1,361,012   $  1,077,553   $  2,438,565

                                                   1997
                                                   ----

              Revenues            $  7,623,895   $ 12,326,389   $ 19,950,284
              Gross profit        $  2,886,055   $  5,804,925   $  8,690,980
              Operating income    $  2,684,173   $  2,158,462   $  4,842,635


Revenue
-------

Net revenue decreased $1,934,805 from $19,950,284 in 1997 to $18,015,479 in
1998. The revenue decrease was primarily attributed to the loss of two significant printing customers. The revenue loss is being offset by increased sales to existing customers in addition to sales to new customers. Management does not believe that this loss will have any adverse impact on future earnings of the Company and anticipates that the printing revenues will be replaced during the upcoming quarter and continue to increase throughout the next year.

The database and advertising revenue for the nine month period ended September 1998 increased 17% over the prior period comparison. The increase resulted primarily from increased sales to existing customers.

Cost of Revenue
---------------

The Company's cost of revenue, as a percentage of net revenues, was 58.3% for the nine month period ended September 30, 1998 as compared to 56.4% for the prior period.

The database cost of revenue for the nine month period ended September 30, 1998, as a percentage of database revenue, decreased 1.2% from the prior period comparison. The current period cost of revenue as a percentage of database revenue - related company increased 2.1% due to an increase in the printing and mailing sales volume. The related party increase is offset by a 3.3% decrease in other database costs of revenue resulting from a re-negotiated contract provided by an outside vendor, together with the development of internal resources to fulfill production requirements.

The printing cost of revenue for the nine month period ended September 30, 1998, as a percentage of printing revenue, increased 2.9% from the prior period comparison. The current period cost of revenue as a percentage of printing revenue related company accounts for 2.7% of the increase, resulting from a related party providing printing services during the relocation of Color Graphics, which caused substantial downtime of the Company's presses.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses increased $260,737 in 1998 as compared to the prior period. The current period increase resulted primarily from expenditures associated with moving expenses for the relocation of Color Graphics. The nine month period cost related to the relocation expense is $412,535. The relocation expense is offset by a decrease in expenditures relating to: a) consulting expenses; b) database expenses and supplies related to computer expenses; and c) the Company's adherence to cost controls to reduce expenditures.

Interest Expense
----------------

Interest expense increased $15,667 for the nine month period ended September 30, 1998 as compared to the prior period. The current period increase resulted primarily from interest incurred on a loan agreement with the New Jersey Economic Development Authority for borrowings associated with the purchase of a building, related land and renovations for the relocation of Color Graphics.

Depreciation and Amortization
-----------------------------

Depreciation and amortization decreased $90,251 for the nine month period ended September 30, 1998 as compared to the prior period. The decrease resulted primarily from the continued reduction in depreciable value of prior property, plant and equipment purchases. Depreciation recorded on current year additions did not offset the reductions in depreciation based or the increase in fully depreciated assets

Provision for Income Taxes
--------------------------
Provision for income taxes decreased as a result of the decrease in income before taxes.

Liquidity and Capital Resources
-------------------------------

                                                      9/30/98      12/31/97
                                                      -------      --------

        Working capital                             $ 3,423,866  $ 4,077,593
        Cash                                          3,350,177    2,837,427
        Cash - restricted                                     -    1,400,000

                                                      9/30/98      9/30/97
                                                      -------      -------

        Cash provided by operating activities         2,092,848    3,559,836
        Cash used in investing activities               963,712    1,237,488
        Cash used in financing activities               616,386    1,714,634


Working capital decreased as of September 30, 1998 by $653,727 over the working capital as of December 31, 1997, primarily as a result of decreased cash, due to the expenditure of restricted cash, utilized for the renovation, remodeling and moving expenses associated with the relocation of Color Graphics, and a decrease in prepaid income taxes.

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

At September 30, 1998, the Company had outstanding debt of $6,036,496 primarily in the form of notes payable. At September 30, 1998 the amount available under the Company's lines of credit was approximately $3,500,000. The Company anticipates that current cash balances as well as anticipated cash flows from operations will provide sufficient funds to meet its working capital and capital expenditure needs at least through December 31, 1998. However, if the pace or size of the Company's acquisition or capital expenditure activities increase, then additional debt or financing may be necessary.

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

Impact of Year 2000 Issues
--------------------------

The Company continues its effort in assessing its computer applications to insure their functionality with respect to the "Year 2000" millennium change. The assessment phase is schedule to be completed by the end of 1998. The other phases of the project are remediation and compliance testing. The Company currently anticipates that all the work will be completed by the end of the third quarter 1999. There can be no assurance that the Company will be successful in its effort to resolve any Year 2000 issues. If required modifications to existing software and conversions to new software are not made, or are not completed in a timely fashion, the Year 2000 issue could have a material impact on the operations of the Company.

The expenses of the Year 2000 project are being funded through operating cash flows. There can be no assurance that these related expenses will not be material to the Company or that the Company will be able to resolve in a timely manner any issues that may arise in these areas. Since a number of steps remain to be performed, the Company has not yet determined the total Year 2000 compliance expense and related potential effect on the Company's financial position.

The Company has not initiated formal communication with significant suppliers to determine the extent to which the Company's operations are vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company does have information concerning the Year 2000 compliance status of its customers. In the event that any of the Company's significant customers and suppliers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected materially.

The Company has not yet fully developed a comprehensive contingency plan to address situations that may result if the Company is unable to achieve Year 2000 readiness of its critical operations, but is expected to have a plan in place by the end of the second quarter 1999. There can be no assurance that the Company will be able to develop a contingency plan that will adequately address issues that may arise in the year 2000.

The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. To date, management anticipates that the historical cost related to the Year 2000 remediation efforts have been approximately $5,000. The forthcoming Year 2000 compliance expenditures have been estimated by management not to exceed an additional $15,000. There can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

Forward-Looking Information
---------------------------

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements made by the Company in its disclosures to the public. This Form 10-Q and the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as defined by such Act that involve risks and uncertainties that could cause actual results to differ materially. Factors that may affect the Company's future performance include, among others, the loss of one or more significant customers and risks associated with industry consolidation, acquisitions and competition. Readers are cautioned not to rely on forward-looking statements.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIRECTCOM, INC.

By:  /s/ Robert W. Paltrow             Director,             November 12, 1998
     -------------------------------   Secretary/Treasurer
     Robert W. Paltrow