Form 10-K
period 1998-12-31
DIRECTCOM INC
filed 1999-03-30
CIK 847388

------------------------------------------------------------------------------

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998
                         Commission File Number 0-22475
                              --------------------

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

Registrant's telephone number, including area code: (973) 523-2500

           Securities Registered Pursuant To Section 12(b) of The Act:

     Title of each class            Name of each exchange on which registered
     -------------------            -----------------------------------------
           None                                    None

           Securities Registered Pursuant To Section 12(g) of The Act:

    Title of each class             Name of each exchange on which registered
    -------------------             -----------------------------------------
Common stock, .00001 par value                    Over the counter


        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES X NO ____

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the 2,221,983 shares of voting stock held by non-affiliates of the Registrant as of March 24, 1998 (based on the aggregate market value of the stock computed by reference to the price at which the stock was most recently sold in an arm's-length transaction) was $1,177,651.

        The number of shares of Common Stock of the Registrant outstanding as of March 24, 1999 was 3,421,983.

                                     PART I

ITEM 1. BUSINESS.

General

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

        DirectCom is headquartered in West Paterson, New Jersey, where it builds and maintains client data warehouses and manages direct marketing programs. DirectCom has a Wilmington, Delaware office where it provides creative services in which graphic artists and copywriters prepare direct mail packages to achieve a client's marketing objectives. Once a prospective mail piece has been chosen by a client, DirectCom can print the promotional material at its subsidiary, Color Graphics, Inc. (Color Graphics), located in Mt. Laurel, New Jersey.

Business Strategy

        DirectCom is implementing the following strategy: (1) the expansion of its existing customer base through targeted business development in selected industries; (2) growth through joint ventures and strategic acquisitions; (3) cross selling of services to existing customers; and (4) introduction of new products and services.

        In 1998, DirectCom entered into a joint venture with MRC Direct Mail, Inc. to form Direct Sort, LLC to engage principally in direct mail sorting.

        In accordance with its acquisition strategy, DirectCom successfully completed the acquisition in October 1996 of Color Graphics, a company engaged in printing promotional material for direct mail distribution. DirectCom's acquisition of Color Graphics was intended to achieve a vertically integrated company to provide database marketing products and services to direct marketers.

DirectCom Products and Services

        DirectCom provides customized services for a specific component of a client's advertising or marketing program, such as database analysis, data processing, direct mail creative design, list strategy, production of the printed insert or envelope product, and packaging and mailing. Alternatively, DirectCom can provide a turnkey service whereby it assumes responsibility for the entire project, from marketing planning, design and production of the direct mail marketing materials, and the actual mailing of the finished printed products. For information and disclosures regarding the Company's business segments, see Note 17 to the consolidated financial statements.

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

        Creative and Production Services

        DirectCom engages in creative services and production services through DirectLine Productions, a division of DirectCom located in its Wilmington, Delaware office, and its subsidiary, Color Graphics, respectively. DirectCom provides its client with agency creative services associated with the design and development of direct marketing promotion materials. DirectCom also provides production management services whereby it supervises and oversees the entire creative and direct mail production process on behalf of its clients. These services include campaign planning, vendor selection and coordination, production quality assurance and program results analysis.

        Production services enable DirectCom to be a one-stop direct marketing firm. Once a prospective mail piece has been chosen by a client, DirectCom either prints the promotional material at Color Graphics' facilities or bids the print work and production of the direct mail to its affiliate, North American Communications, Inc., or to a third party capable of completing the project in a timely fashion. Color Graphics has six major multi-color web presses, with gas and UV drying capability that can print up to 12 colors. Color Graphics also has bindery capabilities, including letter folding, foil embossing and card and label affixing.

Markets and Marketing

        DirectCom's market for its services is nationwide and is not confined to any specific sector or type of business. Currently, management has focused its marketing efforts primarily on financial institutions and insurance companies. One customer, Capital One, accounted for 59% of DirectCom's sales revenues in 1998. The loss of this financial institution could have a material adverse effect on DirectCom. In addition, DirectCom's customers include, among others, Fleet Credit Card Services, American Express Company, AT&T, MBNA America Bank National Association, MCI Communications Corp. and Bank of New York (Delaware). DirectCom markets its services primarily through referrals, client recommendations, print advertising, industry trade shows and conferences.

        Management believes that the comprehensive, integrated character of its services and its expertise in information-based marketing techniques offer clients a unique and highly effective approach to direct mail advertising and marketing. DirectCom is able to analyze data provided by clients to develop effective marketing campaigns, produce the marketing material, analyze the results of the programs to further refine and improve the effectiveness of future marketing efforts. Management believes that its customized services provide its clients with products best suited to each client's needs.

        DirectCom's marketing strategy is to increase the awareness of its existing customers of the broad range of DirectCom's services, emphasizing DirectCom's comprehensive, integrated capabilities. In this way, DirectCom plans to focus on increasing its share of the business of existing customers.

Competition

        The direct mail advertising and marketing market is highly competitive and fragmented. Because the direct mail advertising and marketing service industry is price sensitive, DirectCom believes that its business will remain susceptible to price competition for the foreseeable future. To date, Color Graphics competes primarily on the basis of its high quality and large volume capabilities and to a much lesser extent on the basis of price. The largest competitors of DirectCom include such major national publicly traded companies as Axciom Corporation, Harte-Hanks Communications, Fair Isaac & Company, May & Speh, Metromail Corporation, Big Flower Holdings and World Color Press.

Employees

        DirectCom employed a total of 135 people as of December 31, 1998, comprised of 43 people in its database analysis and creative business and 92 people in its Color Graphics subsidiary.

Environmental Matters

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

Forward-Looking Statements

        This report contains forward-looking statements based upon management's current plans and expectations, related to, among other matters, the proposed business activities of DirectCom and management's estimate of amounts that are not yet determinable. Such statements involve risks and uncertainties which may cause actual future activities and results of operations to be materially different from that suggested in this report, including among others, the loss of one or more significant customers and risks associated with industry consolidation, acquisitions and competition.

ITEM 2. PROPERTIES.

        DirectCom is headquartered at 3 Garret Mountain Plaza, West Paterson, New Jersey 07424. DirectCom leases approximately 10,000 square feet under a lease which commenced March 1, 1997 and expires May 1, 2002, with an option to renew for a five year term.

        Color Graphics owns and occupies a 66,100 square foot building on approximately four acres of land in Mount Laurel, New Jersey. DirectCom also leases its office in Wilmington, Delaware that consists of 800 square feet.
That lease expires April 30, 2001 with an option to renew for a three year term.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of security holders of DirectCom through the solicitation of proxies or otherwise during the fourth quarter of 1998.

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        DirectCom's common stock (the "Common Stock") is not regularly traded and there is no established public trading market for these securities.

        As of December 31, 1998, there were 592 shareholders of DirectCom's Common Stock.

        DirectCom has not declared any dividends to its shareholders since its inception. There are no material restrictions that could limit or restrict management from declaring any such dividends in the future. At the current time, management has no intention to declare any dividends in the forthcoming fiscal year.

ITEM 6. SELECTED FINANCIAL DATA

THE FOLLOWING DATA INSOFAR AS IT RELATES TO THE YEARS ENDED DECEMBER 31, 1998, 1997, 1996, 1995 AND 1994, HAS BEEN DERIVED FROM THE FINANCIAL STATEMENTS, INCLUDING THE CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1998 AND 1997, AND THE RELATED CONSOLIDATED STATEMENTS OF OPERATIONS AND CASH FLOWS FOR THE EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998, AND NOTES THERETO APPEARING ELSEWHERE HEREIN. FOR A MORE DETAILED DISCUSSION OF THE RESPECTIVE PERIODS OF THE COMPANY'S REVENUES, EXPENSES, ASSETS AND LIABILITIES SEE MANAGEMENT'S DISCUSSION AND ANALYSIS- (A) RESULTS OF OPERATIONS AND (B) LIQUIDITY AND CAPITAL RESOURCES.

                                                     YEAR ENDED DECEMBER 31,

                                          1998          1997            1996           1995            1994
STATEMENT OF OPERATIONS DATA
   NET REVENUE                        $24,400,824    $25,107,783     $11,142,521     $4,665,599      $2,700,281
   COSTS AND EXPENSES                  21,235,859     22,124,607       9,268,768      4,502,677       2,328,425
   OTHER INCOME (EXPENSES)                  4,269        (62,182)        (61,340)           -               -
   PROVISION FOR INCOME TAXES           1,305,000      1,308,400         743,140         60,340         158,375
                                       ----------     ----------        --------        -------         -------
   INCOME FROM CONTINUING OPERATIONS    1,864,234      1,612,594       1,069,273        102,582         213,481
   INCOME (LOSS) FROM DISCONTINUED
       OPERATIONS                             -              -               -              -           (18,131)
   MINORITY INTEREST IN NET INCOME
       OF SUBSIDIARY                      (97,783)      (230,484)        (56,064)           -               -
                                       ----------     ----------        --------        -------         -------
  NET INCOME                            1,766,451      1,382,110       1,013,209        102,582         195,350
                                       ==========     ==========      ==========       ========         =======


BASIC EARNINGS PER SHARE                 $   0.57       $   0.45        $   0.34       $   0.08        $   0.15

DILUTED EARNINGS PER SHARE               $   0.56       $   0.44        $   0.33       $   0.07        $   0.14

BALANCE SHEET DATA
   TOTAL ASSETS - CONTINUING
     OPERATIONS                       $14,298,140    $14,299,768     $10,233,808     $2,422,410      $  997,060
   TOTAL ASSETS - DISCONTINUED
     OPERATIONS                               -              -               -              -           126,102
   TOTAL ASSETS                        14,298,140     14,299,768      10,233,808      2,422,410       1,123,162
   TOTAL  LIABILITIES - CONTINUING
   OPERATIONS                           9,541,325     11,309,404       8,775,554      2,177,365         867,670
   TOTAL  LIABILITIES - DISCONTINUED
   OPERATIONS                                 -              -               -              -           113,029
   TOTAL LIABILITIES                    9,541,325     11,309,404       8,775,554      2,177,365         980,699

   SHAREHOLDERS' EQUITY                $4,756,815     $2,990,364      $1,458,254      $ 245,045      $  142,463



PREVIOUSLY REPORTED AMOUNTS HAVE BEEN RESTATED TO SEGREGATE THE RESULTS OF DISCONTINUED OPERATIONS FROM CONTINUING OPERATIONS.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PERIODS ENDED DECEMBER 31, 1998, DECEMBER 31, 1997 AND DECEMBER 31, 1996

GENERAL

DirectCom, Inc. has focused its growth strategy on acquiring complementary database and direct mail marketing companies. DirectCom is expanding its capabilities through the recent partnership investment in DirectSort. The Company will continue to pursue strategic acquisitions of businesses that complement or augment the existing mix of the Company's capabilities. The Company continues to pursue its goal of providing seamless, integrated database-marketing and printing services to direct marketers. These services include database management and data warehousing, predictive modeling, marketing strategy consulting, fulfillment, agency creative, production management, printing and direct mail production. DirectCom's strategy is to provide unmatched value in each of these areas. With vertically integrated, closed loop capabilities, DirectCom can deliver to its customers a lower cost of production, reduced production cycles and a greater degree of control over the quality of each element of the campaign.

(a)     RESULTS OF OPERATIONS

                                           Year Ended December 31,

                                                   1998
                                                   ----
                                     Database          Printing        Total
                                     --------          ---------       -----
              Revenues             $  12,312,900   $   12,087,924  $  24,400,824
              Gross profit         $   4,884,680   $    5,229,542  $  10,114,222
              Operating income     $   1,818,706   $    1,350,528  $   3,169,234

                                                   1997
                                                   ----
              Revenues             $  10,550,170   $   14,557,613  $  25,107,783
              Gross profit         $   3,111,653   $    6,815,584  $   9,927,237
              Operating income     $     616,791   $    2,304,203  $   2,920,994

                                                   1996
                                                   ----
              Revenues             $   7,855,093   $    3,287,428  $  11,142,521
              Gross profit         $   2,713,384   $    1,367,508  $   4,080,892
              Operating income     $   1,256,448   $      555,965  $   1,812,413



Revenues

Net revenue decreased $706,959 from $25,107,783 in 1997 to $24,400,824 in 1998.
The revenue decrease was primarily attributed to the loss of two significant printing customers. The revenue loss is being offset by increased sales to existing customers in addition to sales to new customers. Management does not believe this loss will have any adverse impact on future earnings of the Company and anticipates the printing revenues will continue to increase throughout the coming year. Net revenues increased $13,965,262 from $11,142,521 in 1996 to $25,107,783 in 1997. The net revenue increase during 1997 was primarily attributable to the acquisition of Color Graphics which generated 59% of consolidated net revenues for 1997, as compared to 30% of the consolidated net revenues for 1996. The 1997 growth in revenue resulted from expanded direct mail printing services to customers in the credit card and lettershop industries, including Capital One, Citibank and Communications Concept, Inc..

The database and agency revenue increased 17% in 1998. This increase resulted primarily from sales to existing customers. The increased database and agency revenue during 1997 resulted from increased sales to existing customers, including Capital One, Bank of New York (Delaware) and Fleet Corporation in addition to sales to several new clients including Daytimers, Inc. and Bank United.

Customers in the banking industry accounted for 80%, 95% and 97% of the Company's database revenues in 1998, 1997 and 1996.

Cost of Revenue

The Company's cost of revenue, as a percentage of net revenues, was 58.5%, 60.5% and 63.4% in 1998, 1997 and 1996, respectively. The year to year comparative decreases resulted primarily from decreased printing cost of revenue, as a percentage of printing revenue during 1998 offset by an increase in the database cost of revenue, as a percentage of database revenue.

The cost of revenue for database in 1998, in comparison to database revenues, decreased 10% from 1997 and increased 5% in 1997 as compared to 1996. The 1998 decrease resulted primarily from the continued development of internal resources to fulfill production requirements. The 1997 increase was a result of costs associated with salary expenses due to additional staffing requirements to maintain increased production demands.

The printing cost of revenue in 1998, as a percentage of printing revenue, increased 3.5% from 1997 and decreased 5.3% in 1997 as compared to 1996. The current period cost of revenue as a percentage of printing revenue-related company accounts for 3.3% of the increase, resulting primarily from a related party providing printing services during the relocation of Color Graphics, which caused substantial downtime of the Company's presses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $903,068 in 1998 as compared to 1997 and increased $1,506,048 in 1997 as compared to 1996. The increase in 1998 expenses resulted primarily from expenditures associated with moving expenses for the relocation of Color Graphics. Additional increases resulted from advertising expenses relating to the Company's growth and marketing efforts and insurance expenses related to the Company being self insured and incurring a few significant claims. The increase in expenses was offset by a decrease in expenditures relating to consulting expenses, database expenses and supplies related to computer expenses and the Company's adherence to cost controls to reduce expenditures. The increase in 1997 expenses resulted primarily from the acquisition of Color Graphics, increased database expenses related to computer equipment upgrades and supplies and increased lease expense associated with the relocation, in March 1997, of the database corporate office and the costs incurred for the move.

Interest Expense

Interest expense increased $33,989 in 1998 and $253,189 in 1997 as compared to the prior period. The 1998 increase resulted primarily from interest incurred on a loan agreement with the New Jersey Economic Development Authority for borrowings associated with the purchase of a building, related land and renovations for the relocation of Color Graphics. The 1997 increase resulted from Color Graphics' equipment loans and revolving line of credit.

Depreciation and Amortization

Depreciation and amortization expenses relate to the depreciation of capital assets. The Company's policy is to amortize goodwill over a fifteen year period. Depreciation and amortization expense decreased $96,177 in 1998 and increased $700,874 in 1997. The decrease resulted primarily from the continued reduction in depreciable value of prior property, plant and equipment purchases. Depreciation recorded on current year additions did not offset the reductions in depreciation based or increase in fully depreciated assets. The 1997 increase relates to the acquisition of Color Graphics, Inc., accounting for approximately 80% of the increase.

Other income (expense)

During 1998, the Company sold certain fully depreciated assets for total proceeds of $199,749. Also, the

Company wrote off assets with a net book value of $73,500. Miscellaneous income primarily represents interest income on the Company's cash deposits.

Provision for Income Taxes

Provision for income taxes decreased $3,400 in 1998 and increased $565,260 in 1997. The increase in 1997 was due to the increase in taxable income. A reconciliation of the effective tax rate is included in Note 15 of Notes to Consolidated Financial Statements. The effective tax rate was 41.2%, 44.2% and 41% for the years ended December 31, 1998, 1997 and 1996, respectively. The higher rate in 1997 was based on certain non-deductible expenses in the calculation of the 1997 tax provision.

Inflation

Inflation and price increases do not materially affect the Company's gross profit margin as contract prices are adjusted at the same time increases are implemented by outside vendors.

LIQUIDITY AND CAPITAL RESOURCES

                                       1998          1997           1996
                                       ----          ----           ----
     Working capital                $3,630,122     $4,077,593     $2,705,915
     Cash                            3,026,447      2,837,427      1,080,630
     Cash-restricted                        -       1,400,000             -
     Cash provided by
       operating activities          1,999,627      4,653,661      1,341,056
     Cash used in investing
       activities                    1,026,736      2,780,265        345,346
     Cash used in financing
       activities                      783,871        116,599        435,945


Working capital decreased $447,471 at December 31, 1998 as compared to December 31, 1997, primarily as a result of decreased cash, the expenditure of restricted cash for the renovation, remodeling and moving expenses associated with the relocation of Color Graphics, and a decrease in prepaid taxes. Working capital increased $1,371,678 at December 31, 1997 as compared to 1996 due primarily to increased cash flow from operations which resulted in higher cash levels.

The decrease in cash flows from operations in 1998 as compared to 1997 resulted primarily from payment of the related party management fee for both the prior year and through the third quarter of 1998 totaling $3,038,537. The increase in cash flows from operations in 1997 compared to 1996 resulted primarily from improved profitability and strong cash collections.

The decrease of cash used in investing activities in 1998 as compared to 1997 resulted from utilizing the restricted cash for capital expenditures relating to the renovations and remodeling of the Color Graphics location. The prior year increase resulted primarily from increased capital expenditures relating to the printing segment, Color Graphics, acquired in October 1996. In December 1997, the Company purchased a 66,100 square foot building and approximately 4 acres of land for approximately $1,800,000, in New Jersey to relocate the Color Graphics, Inc. operation. The acquisition was financed through a bond issue in the amount of $3,200,000 (Note 10). Color Graphics current year expenditures account for approximately 94% of property, plant and equipment and 86% of the expenditures in 1997. The Company expects to continue to invest in capital assets to support its growth.

The cash used in financing activity resulted from the reduction in the Company's long term debt. In December 1997, the Company obtained $3,200,000 in funding, financed through a bond issue from New Jersey Economic Development Authority and administered by Chase Manhattan Trust Company, N.A. (Note 10). The Company utilized approximately $1,800,000, of these funds to purchase a building and land, the balance, $1,400,000, was classified as proceeds from issuance of long term debt and was utilized to pay for improvements to the building and relocation of the equipment. Additionally, the Company reduced a portion of their long term debt obligation through repayment of a related party note, in addition to repayment of its lines of credit in 1997.

At December 31, 1998, the Company had outstanding debt of $5,869,011 in the form of notes payable.

At December 31, 1998 the Company had no borrowings outstanding under its lines of credit and the available balance was approximately $3,500,000.

The Company anticipates that current cash balances as well as anticipated cash flows from operations will provide sufficient funds to meet its working capital and capital expenditure needs at least through December 31, 1999. However, if the pace or size of the Company's acquisition or capital expenditure activities increase, then additional debt or financing may be necessary.

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

Impact of Year 2000 Issues

The Company continues its effort in assessing its computer applications to insure their functionality with respect to the "Year 2000" millennium change. The assessment phase has been completed and remediation and compliance testing are currently being scheduled and executed. The Company currently anticipates that all the work will be completed by the end of the third quarter 1999. There can be no assurance that the Company will be successful in its effort to resolve all Year 2000 issues. If required modifications to existing software and conversions to new software are not made, or are not completed in a timely fashion, the Year 2000 issue could have a material impact on the operations of the Company.

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

The Company has not initiated formal communication with significant suppliers to determine the extent to which the Company's operations are vulnerable to those third parties' failure to remediate its own Year 2000 issues. The Company does have information concerning the Year 2000 compliance status of its customers. In the event that any of the Company's significant customers and suppliers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected materially.

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

The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. To date, management estimates that the cost related to the Year 2000 remediation efforts have been approximately $10,000. The forthcoming Year 2000 compliance expenditures have been estimated by management not to exceed an additional $20,000. There can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

Forward-Looking Information

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements made by the Company in its disclosures to the public. This Form 10-K and the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements as defined by such Act that involve risks and uncertainties that could cause actual results to differ materially. Factors that may affect the Company's future performance include, among others, the loss of one or more significant customers and risks associated with industry consolidation, acquisitions and competition. Readers are cautioned not to rely on forward-looking statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                       REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and
Shareholders of DirectCom, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under item 14(a)(1) present fairly, in all material respects, the consolidated financial position of DirectCom, Inc. and its subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule for the years ended December 31, 1998 and 1997 listed in the index appearing under item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As disclosed in the notes to the financial statements, DirectCom, Inc. has extensive transactions and relationships with North American Communications, Inc. a related party.



                                                     PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
March 5, 1999

Thompson Dugan, PC


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




March 20, 1997



To the Board of Directors and
Shareholders of DirectCom, Inc.


We have audited the accompanying consolidated balance sheet of DirectCom, Inc., and subsidiary as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows the year ended December 31, 1996. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DirectCom, Inc. and subsidiary as of December 31, 1996, and the consolidated results of their operations and their cash flows for the year December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information required to be included therein.

                                   DIRECTCOM, INC.

                             CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                          December 31,
                                                      1998           1997
                                                      ----           ----

 CURRENT ASSETS
     Cash                                          $ 3,026,447    $ 2,837,427
     Cash - restricted                                      -       1,400,000
     Accounts receivable, net of allowance for
      doubtful accounts of $188,218 in 1998 and
        $121,171 in 1997                             2,448,507      2,200,749
     Inventory                                         509,009        450,837
     Prepaid and other current assets                  249,300        903,232
                                                --------------  -------------
          Total current assets                       6,233,263      7,792,245
 PROPERTY, PLANT AND EQUIPMENT, Net                  7,373,467      6,002,779
 OTHER ASSETS                                          691,410        504,744
                                                --------------  -------------

 TOTAL ASSETS                                     $ 14,298,140   $ 14,299,768
                                                ==============  =============

                        LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES
     Current maturities of long-term debt           $  404,910     $  437,430
     Accounts payable                                  372,047        351,931
     Accounts payable - related company              1,107,941      2,315,860
     Income taxes payable                              214,909         82,847
     Accrued expenses and other current
       liabilities                                     473,334        526,584
     Deferred revenue                                   30,000              -
                                                --------------  -------------
          Total current liabilities                  2,603,141      3,714,652
 LONG-TERM DEBT                                      5,464,101      6,215,452
 DEFERRED INCOME TAXES                                 574,000        577,000
 MINORITY INTEREST                                     900,083        802,300
                                                --------------  -------------
          TOTAL LIABILITIES                          9,541,325     11,309,404
 SHAREHOLDERS' EQUITY
    Preferred stock $.00001 par value -
     authorized 10,000,000 shares;
     issued and outstanding: none                            -              -
    Common stock $.00001 par value -
     authorized 60,000,000 shares;
     issued: 3,421,983 shares of which
     320,000 shares are held as treasury stock.             34             34
     Paid-in capital                                   650,181        650,181
     Retained earnings                               4,411,600      2,645,149
                                                --------------  -------------
                                                     5,061,815      3,295,364
     Less treasury stock, at cost                     (305,000)      (305,000)
                                                --------------  -------------
          TOTAL SHAREHOLDERS' EQUITY                 4,756,815      2,990,364
                                                --------------  -------------

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 14,298,140   $ 14,299,768
                                                ==============  =============


                   SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                 DIRECTCOM, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Years Ended December 31,
                                                 1998         1997        1996
                                                 ----         ----        ----
REVENUES
  Database                                     $12,312,900  $10,550,170  $7,855,093
  Printing                                      10,021,179   13,084,090   2,614,628
  Printing - Related Company                     2,066,745    1,473,523     672,800
                                                ----------   ----------  ----------
        Total Revenues                          24,400,824   25,107,783  11,142,521

COST OF REVENUE
  Database - Related Company                     5,497,579    4,799,400   4,070,042
  Database - Other                               1,930,641    2,639,117   1,071,667
  Printing                                       6,548,421    7,412,553   1,919,920
  Printing - related company                       309,961      329,476           -
                                                ----------   ----------  ----------
        Total cost of revenue                   14,286,602   15,180,546   7,061,629

  Selling, general and
    administrative expenses                      4,288,655    3,385,587   1,879,539
  Administrative fee - related party (note 8)    1,728,305    1,780,000          -
  Depreciation and amortization                    932,297    1,028,474     327,600
  Buyout of stock option (note 3)                        -      750,000           -
                                                ----------   ----------  ----------
        Total costs and expenses                21,235,859   22,124,607   9,268,768
                                              -----------   -----------   ---------
OTHER INCOME (EXPENSE)
  Gain on sale of equipment                        199,749            -           -
  Interest expense                                (414,685)    (380,696)   (127,507)
  Loss on disposal of assets                       (73,500)           -           -
  Miscellaneous income                             292,705      318,514      66,167
                                                  --------     --------      ------
                                                     4,269      (62,182)    (61,340)
                                                     -----     --------    --------
Income before income taxes
  and minority interest                          3,169,234    2,920,994   1,812,413
Provision for income taxes                       1,305,000    1,308,400     743,140
                                                ----------   ----------     -------
Income before minority interest                  1,864,234    1,612,594   1,069,273
Minority interest in income of subsidiary           97,783      230,484      56,064
                                                   -------     --------      ------

Net income                                     $ 1,766,451  $ 1,382,110 $ 1,013,209
                                                ==========   ==========   =========

BASIC EARNINGS PER SHARE                       $      0.57  $      0.45 $      0.34
                                               ===========  =========== ===========

DILUTED EARNINGS PER SHARE                     $      0.56  $      0.44 $      0.33
                                               ===========  =========== ===========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                                    DIRECTCOM,INC.

                                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                             Common Stock
                                             ------------
                                         Number                Paid-in      Retained      Treasury
                                        of Shares   Amount     Capital      Earnings        Stock         Total
                                        ---------   --------   ---------   -----------   ----------    -----------


Balance at December 31, 1995            1,336,981   $     13   $     202   $   249,830   $   (5,000)   $   245,045

Purchase of treasury stock                                                                 (300,000)      (300,000)

Common stock issued in exchange for
  convertible debenture                 2,005,002         20     499,980     -              -              500,000

Net Income                              -             -          -           1,013,209      -            1,013,209
                                        ---------   --------   ---------   -----------   ----------    -----------
Balance at December 31, 1996            3,341,983         33     500,182     1,263,039     (305,000)     1,458,254

Issuance of common stock                   80,000          1     149,999     -              -              150,000

Net Income                              -             -          -           1,382,110      -            1,382,110
                                        ---------   --------   ---------   -----------   ----------    -----------
Balance at December 31, 1997            3,421,989         34     650,181     2,645,149     (305,000)     2,990,364

Net Income                              -             -          -           1,766,451      -            1,766,451
                                        ---------   --------   ---------   -----------   ----------    -----------
Balance at Decmeber 31, 1998            3,421,989   $     34   $ 650,181   $ 4,411,600   $ (305,000)   $ 4,756,815
                                        =========   ========   =========   ===========   ==========    ===========


                                    DIRECTCOM, INC.

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEARS ENDED DECEMBER 31,
                                                              1998        1997       1996
                                                             ----        ----       ----
Cash flows from operating activities:
    Net income                                           $1,766,451   $1,382,110  $1,013,209
    Adjustments to reconcile net income
        to net cash provided by operating activities:
        Depreciation and amortization                       932,297    1,028,474     327,600
        Bad debt expense                                     72,000      107,906      24,000
        Buyout of stock option                                    -      500,000           -
        Minority interest                                    97,783      230,484      56,064
        Deferred taxes                                      (18,000)      73,800       2,760
        Gain on sale of equipment                          (199,749)      (1,925)          -
        Loss on asset disposal                               73,500            -           -
        (increase) decrease in: (excluding effects
          of acquisition)
           Accounts receivable                             (319,758)   1,927,983     527,341
           Inventory                                        (58,172)      15,280      67,471
           Prepaid and other current assets                 668,932     (519,973)     23,824
           Other assets                                      63,334     (325,643)      6,434
        Increase (decrease) in: (excluding effects
          of acquisition)
           Accounts payable                                  20,116     (412,982)    267,855
           Accounts payable - related company            (1,207,919)   1,944,545  (1,521,890)
           Income taxes payable                             132,062     (620,635)    664,979
           Accrued expenses and other current
             liabilities                                    (53,250)    (292,192)    (90,528)
           Long term liabilities                                  -     (284,096)    (84,238)
           Deferred  revenue                                 30,000      (99,475)     56,175
                                                          ---------    ---------   ---------
              Net cash provided by operating
               activities                                 1,999,627    4,653,661   1,341,056
                                                          ---------    ---------   ---------
Cash flows from investing activities:
        Business acquisition, net of cash acquired                -            -     (91,470)
        Purchase of furniture and equipment              (2,376,485)  (1,417,265)   (253,876)
        Proceeds from the sale of equipment                 199,749       37,000           -
        Change in restricted cash                         1,400,000   (1,400,000)          -
        Investment in partnership                          (250,000)           -           -
                                                          ---------    ---------   ---------
           Net cash used in investing
             activities                                  (1,026,736)  (2,780,265)   (345,346)
                                                          ---------    ---------   ---------
Cash flows from financing activities:
        Repayments of notes payable                               -     (466,593) (1,562,930)
        Repayments of long-term debt                       (783,871)    (210,006)    (73,015)
        Proceeds from issuance of
          long-term debt                                          -    1,400,000           -
        Proceeds from issuance of long-term debt -
           related company                                        -            -   1,000,000
        Repayments of long-term debt - related
          company                                                 -     (990,000)          -
        Sale of common stock
                                                                  -      150,000           -
        Purchase of treasury stock                                -            -    (300,000)
        Sale of debenture                                         -            -     500,000
                                                          ---------    ---------   ---------
           Net cash used in financing
             activities                                    (783,871)    (116,599)   (435,945)
                                                          ---------      -------    ---------
Net increase in cash                                        189,020    1,756,797     559,765

Cash at beginning of year                                 2,837,427    1,080,630     520,865
                                                         ----------   ----------     -------

Cash at end of year                                      $3,026,447   $2,837,427  $1,080,630
                                                         ==========   ==========   =========

                    SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 DIRECTCOM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

DirectCom, Inc. (the Company), is a Delaware corporation. On September 5, 1997 the Company, previously called North American Integrated Marketing, Inc., changed its name to DirectCom, Inc.. The Company is a direct mail response agency specializing in database and advertising and marketing services and maintains offices in West Paterson, New Jersey and Wilmington, Delaware. In October 1996, the Company entered the printing business with the acquisition of 82% of the stock of Color Graphics, Inc. (Color Graphics), which is located in Mt. Laurel, New Jersey.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its 82% owned subsidiary, Color Graphics. All intercompany transactions and balances between companies have been eliminated. The consolidated financial statements reflect a minority interest representing the remaining 18% ownership of Color Graphics.

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is recorded at cost. Depreciation is computed using the straight line and accelerated methods based on estimated useful lives of the assets, which range from five to twenty years. Leasehold improvements are amortized over the shorter of the estimated useful lives or lease terms, as appropriate.

The cost of renewals and betterments that extend the lives or production capacities of properties is capitalized. Expenditures for normal repairs and maintenance are charged to operations as incurred. The cost of property and equipment retired or otherwise disposed of and the related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is reflected in current operations.

                                 DIRECTCOM, INC.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)


ASSET IMPAIRMENT

The Company periodically evaluates the recoverability of its long-lived assets. This evaluation consists of a comparison of the carrying value of the assets with the assets' expected future cash flows, undiscounted and without interest costs. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions and projections. If the expected future cash flow, undiscounted and without interest charges, exceeds the carrying value of the asset, no impairment is recognized. Impairment losses are measured as the difference between the carrying value of the long-lived assets and their fair value.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. The Company generally provides its products and services to companies in the United States and generally grants uncollateralized credit terms to its customers. The Company generates a significant portion of its revenue from the banking and credit card industries.

The Company maintains cash balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1998, the Company's uninsured cash balances on deposit, per the bank's records, in excess of insured limits totaled $2,826,448.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of current assets and current liabilities approximate fair value because of their short term nature. Based on the borrowing rates currently available to the Company for loans similar in terms and average maturities, the stated value of long term debt approximated fair value at December 31, 1998.


REVENUE RECOGNITION

The Company provides database services by preparing marketing reports and direct marketing mailing lists and printing services by providing printed material for direct mail packages. Services are provided on a project-by-project basis under periodic service arrangements that extend up to one year. Revenue and related costs are recognized on a project-by-project basis in the period in which the services are provided.

Deferred revenues arise when invoices are sent prior to performing services.

ADVERTISING COSTS

The Company expenses all advertising costs as incurred. Advertising costs included in selling, general and administrative expenses for the years ended December 31, 1998, 1997 and 1996 were $186,365, $62,240 and $75,857, respectively.

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

STOCK BASED COMPENSATION

Statement of Financial Accounting Standards No. 123, (SFAS 123), "Accounting for Stock-Based Compensation", allows companies to account for employee stock-based compensation either under the provisions of SFAS 123 or under the provisions of Accounting Principle Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." However, SFAS 123 requires pro forma disclosure in the notes to the financial statements as if the measurement provisions of SFAS 123 had been adopted. The Company has continued to account for its stock-based compensation in accordance with the provisions of APB 25.

EARNINGS PER SHARE

Basic earnings per share is computed based on the weighted average number of outstanding common shares for the period. Diluted earnings per share adjusts the weighted average for the potential dilution that could occur if stock options, warrants or other convertible securities were exercised or converted into common stock.

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" is effective for the year ended December 31, 1998. SFAS No. 130 establishes standards for reporting comprehensive income in a full set of general purpose financial statements either in the statement of operations or in a separate statement. The Company has no items of comprehensive income to report.

In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". FAS 131 supercedes FAS 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. FAS 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of FAS 131 did not affect results of operations or financial position but did affect the disclosure of segment information.

                                 DIRECTCOM, INC.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company will be required to adopt this new accounting standard by January 1, 2000. Management does not anticipate early adoption. The Company believes that the effect of the adoption of SFAS No. 133 will not be material.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 3 - ACQUISITIONS

Effective October 1, 1996, pursuant to a Stock Purchase Agreement dated September 30, 1996, the Company acquired 82% of the outstanding common stock of Color Graphics for a total consideration of $1,909,283. The consideration consisted of $1,000,000 in cash paid by the Company, $286,000 in cash paid by Color Graphics, the assumption of liabilities totaling $250,000 and the transfer of a life insurance policy valued at $210,806 by Color Graphics. In addition, the Company assigned a value of $162,477 to a receivable that had previously been written off.

In addition, the Company granted to a consultant an option to acquire 10 percent of the Color Graphics stock at an exercise price of $1,058.82 per share or $30,000 in the aggregate through September 30, 2001 for his role in consummating the acquisition. During 1997, the Company entered into an agreement with the consultant to buy out this option for $750,000. The Company paid $250,000 in cash in 1997 relative to this agreement and entered into two promissory notes for the remaining $500,000. The first note for $250,000 was repaid during 1998 and the second note for $250,000 is due in April 1999. In June 1998, the Company advanced the consultant $200,000 with principal and interest at 8% per annum due to the Company in April 1999. The related agreement gives the Company the right to offset amounts outstanding from the consultant against the amounts due to the consultant. As a result, the outstanding amount due to the consultant as of December 31, 1998 was $50,000 (See Note 10). The Company recorded a $750,000 expense in the Consolidated Statement of Operations for the year ended December 31, 1997 relative to this agreement.

The acquisition was accounted for as a purchase, and the excess of the fair value of the net assets acquired over the total consideration (negative goodwill) of $2,309,730 was netted against "Property, Plant and Equipment" in the accompanying consolidated balance sheet and is being amortized over a period consistent with the useful life of the related equipment purchased from Color Graphics. The results of operations of Color Graphics are included in the statements of operations beginning on October 1, 1996.

                                 DIRECTCOM, INC.

NOTE 4 - INVENTORIES

Inventories consist of the following:


                                            December 31,
                                       1998               1997
                                       ----               ----
     Paper                         $  282,706       $   293,373
     Other raw materials               67,178            93,823
     Work-in-process                  159,125            63,641
                                   ----------       -----------
                                   $  509,009       $   450,837
                                   ==========       ===========

NOTE 5 - PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consist of the following:


                                            December 31,
                                       1998               1997
                                       ----               ----
     Deferred income taxes         $  148,000       $   133,000
     Refundable state taxes                 -            13,876
     Prepaid income taxes              25,765           676,591
     Other current assets              75,535            79,765
                                   ----------       -----------
                                   $  249,300       $   903,232
                                   ==========       ===========

NOTE 6 - PROPERTY PLANT AND EQUIPMENT

Property plant and equipment consist of the following:

                                            December 31,
                                       1998               1997
                                       ----               ----
     Machinery and equipment       $4,436,118       $ 3,949,949
     Building and land              3,699,539         1,800,000
     Office furniture and
      equipment                       154,081            98,618
     Transportation equipment          88,528            88,528
     Computer equipment and
       software                       973,041           830,983
     Leasehold improvements            36,951            88,319
     Construction in Progress         184,414           608,500
                                   ----------       -----------
                                    9,572,672         7,464,897
     Accumulated depreciation
       and amortization            (2,199,205)       (1,462,118)
                                   ----------       -----------

                                   $7,373,467       $ 6,002,779
                                   ==========       ===========

                                 DIRECTCOM, INC.

NOTE 7 - OTHER ASSETS

Other assets consist of the following:


                                            December 31,
                                       1998               1997
                                       ----               ----
     Cash surrender value
       of life insurance           $  127,767        $  111,153
     Deposits                             200            37,942
     Debt issuance costs              269,026           303,178
     Investment in partnership        250,000                 -
     Other                             44,417            52,471
                                   ----------         ---------
                                   $  691,410         $ 504,744
                                   ----------         ---------

In the fourth quarter of 1998, the Company invested $250,000 in DirectSort, L.P., representing a 49.5% interest, in this entity. The Company is accounting for this investment under the equity method of accounting.

NOTE 8 - RELATED-PARTY TRANSACTIONS

Certain of the Company's major shareholders also exercise control over North American Communications, Inc. (NAC), an affiliated company that has extensive transactions with the Company. The Company's related party revenue is generated through printed materials for direct mail packages for NAC. The Company's related party expenses, provided by NAC, result from the purchases of production, printing and mailing services for direct mail packages to integrate into the Company's printing and production requirements. Additionally, related party expenses include certain salary and insurance expenses.


ACCOUNTS PAYABLE - RELATED COMPANY

The accounts payable - related company at December 31, 1998 and 1997 represents amounts due to NAC for printing and mailing services. Offset against the related party payable are receivables due from NAC of $60,567 and $358,063 at December 31, 1998 and 1997, respectively, for printing services provided to NAC.

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

No borrowings were outstanding with NAC at December 31, 1998 and 1997, respectively.

                                 DIRECTCOM, INC.

NOTE 8 - RELATED-PARTY TRANSACTIONS (Continued)

OTHER EXPENSES

Salary Expense

Certain NAC employees perform services for the Company. Salary expense was recorded by the Company based on an estimate of the related NAC employees' time devoted to performing services for the Company. For the years ended December 31, 1998, 1997, and 1996, the expense recorded for these services was approximately $42,000, $80,000 and $51,000, respectively. As of December 31, 1998 and 1997, the amount payable for these services was $9,000 and $17,625, respectively.

Insurance Expense

Insurance coverage is provided to the Company and NAC under one policy. Insurance expense attributable to the Company was based on sales, number of employees or specific identification of insured property. Insurance expense for the years ended December 31, 1998, 1997 and 1996 was $49,026, $102,742 and
$9,910, respectively. As of December 31, 1998 and 1997, the amount payable for the provided coverage was $10,814 and $48,744, respectively.


Administrative Fee

On December 15, 1997, the Company entered into a management agreement with NAC. The agreement provides for administrative, consulting and management support services. This fee is computed based on 7% of consolidated revenues. For the years ended December 31, 1998 and 1997, the administrative fee was $1,728,305 and $1,780,000, respectively. The amount due NAC as of December 31, 1998 is $469,768.

NOTE 9 - LINES OF CREDIT

At December 31, 1998 and 1997 the Company has available a revolving line of credit, which expires on June 30, 1999, in the maximum aggregate principal amount of $1,000,000 with interest payable monthly, which expires on June 30, 1999, at the lender's basic rate plus 1 percent (8.12 percent at December 31, 1998). The Company intends to renew this revolving line of credit upon expiration. Borrowings are used to provide working capital to fund inventory purchases and for payment of certain other costs approved by the lender incidental to the loan. The borrowings under the line of credit are collateralized by the Company's receivables, equipment and fixtures. The repayment of the loan is guaranteed by NAC. In addition, a subordination agreement was executed by NAC and the shareholders of the Company. There were no borrowings outstanding under this line of credit at December 31, 1998 and 1997, respectively.

At December 31, 1998, the Company's subsidiary, Color Graphics, had a revolving line of credit with United States National Bank, which expires on June 30, 1999, in the maximum aggregate principal amount of $2,500,000 with interest payable monthly at the lender's rate plus 1% (8.12 percent at December 31, 1998). The Company intends to renew this revolving line of credit upon expiration. The loan agreement permits borrowing on a percentage of qualified accounts receivable

                                 DIRECTCOM, INC.

NOTE 9 - LINES OF CREDIT (Continued)

and inventory as defined in the agreement. The borrowings under this line of credit are collateralized by the subsidiary's accounts receivable and equipment and guaranteed by the Company and NAC. This debt is cross collateralized with the term financing described in Note 10. There were no borrowings outstanding under this line of credit at December 31, 1998 and 1997, respectively.

NOTE 10 -LONG-TERM DEBT

Long-term debt consists of the following:
                                                                                                December 31,
                                                                                         1998                  1997
                                                                                         ----                  ----
Note payable to United States National Bank in monthly installments of principal and interest at $42,092, including interest at 9.73%, through the year 2001. The note payments will then be reset for the next five years, through maturity in
2006, based on interest rates as specified in the agreement (see Note 9 for
collateral guarantees).                                                               $ 2,729,011         $ 2,952,882

Note payable to Chase Manhattan Trust Company, N.A. with a maturity date of
December 1, 2017, interest payable monthly at 4% per annum and an annual
principal payment as prescribed in the agreement.                                       3,090,000           3,200,000

Promissory note A payable to a consultant with interest at 8% (Note 3).                         -             250,000

Promissory note B payable to a consultant with interest at 8% due on April 10,
1999 (Note 3).                                                                             50,000             250,000
                                                                                       ----------          ----------

                                                                                        5,869,011           6,652,882
                                     Less: Current maturities                             404,910             437,430
                                                                                      -----------         -----------
                                                                                      $ 5,464,101         $ 6,215,452
                                                                                      ===========         ===========

                                 DIRECTCOM, INC.

NOTE 10 - LONG-TERM DEBT (Continued)

 At December 31, 1998 the scheduled principal payments on the debt are as follows:

                     1999              $   404,910
                     2000                  384,476
                     2001                  418,012
                     2002                  453,778
                     2003                  492,719
                     Thereafter          3,715,116
                                       -----------
                                       $ 5,869,011
                                       ===========



NOTE 11 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:
                                             December 31,
                                          1998           1997
                                          ----           ----
     Accrued payroll                  $  189,740      $  160,186
     Accrued vacation                    125,059         130,708
     Accrued rent                         37,885          45,645
     Accrued healthcare                   40,650          60,000
     Accrued expenses - other             80,000         130,045
                                      ----------      ----------
                                      $  473,334      $  526,584
                                      ----------      ----------


NOTE 12 - LEASES

The Company leases its office facilities under noncancelable operating leases, which expire on various dates through May 1, 2002. In some cases, the lease requires the Company to pay for insurance, operating expenses and a portion of the real estate taxes. The future minimum lease payments at December 31, 1998 under the agreements and other operating leases are as follows:

                     1999              $  192,024
                     2000                 198,452
                     2001                 178,653
                     2002                  70,028
                                       ----------
                                       $  639,157
                                       ==========

                                 DIRECTCOM, INC.

NOTE 12 - LEASES (Continued)

Rent expense was $467,546 $597,648 and $191,593 for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE 13 - EMPLOYEE BENEFITS

The Company and its subsidiary have two voluntary retirement plans that cover all eligible employees. Effective January 1, 1997, both plans provide for annual matching contributions by the Company at the discretion of the Company's board of directors. Contributions to the plans totaled $36,644 and $35,070 for the years ended December 31, 1998 and 1997, respectively. The Company did not make a contribution for the year ended December 31, 1996.

NOTE 14 - SHAREHOLDERS' EQUITY

Common Stock

In April 1997, the stockholders approved a proposal to adopt certain amendments to the Company's Certificate of Incorporation to (1) effect a 1 for 12 reverse stock split of the Company's common stock and (2) change the total number of shares the Company is authorized to issue to 70,000,000 shares, consisting of 60,000,000 of common stock, having a par value of $.00001 per share and 10,000,000 shares of preferred stock, having a par value of $.00001 per share. All references in the accompanying consolidated financial statements to the number of common shares and per-share amounts for all years prior to 1997 have been restated to reflect the reverse stock split.

Stock Option Plan

In March 1996, the Company adopted the Stock Option Plan ("Plan") which provided for the issuance of non-qualified stock options and incentive stock options as well as stock appreciation rights (in connection with options) to eligible employees, an officer, consultants and advisors of the Company. Under the terms of this plan, options to purchase 833,333 shares of Common Stock were reserved for issuance and are generally granted at not less than fair market value. They become exercisable as established by the Board of Directors or the Compensation Committee, and generally expire ten years from the date of grant. In 1996, 340,000 stock options were granted. No stock options were granted in 1998 or 1997. As of December 31, 1998, options to purchase 340,000 shares of Common Stock at $.48 per share were outstanding of which 308,333 shares were vested. Options for 493,333 shares were available for future grant under the plan at December 31, 1998. To date, the Company has not issued any stock appreciation rights under this plan.

The fair value of the options granted was estimated using a valuation model with the following assumptions: dividend yield of 0%, expected volatility of 0%, risk-free interest rate of 6.5% and expected term of 5 years. The weighted average fair value of options granted in 1996 was $.60 per share. The weighted average remaining contractual life of the options outstanding was approximately 9 years. Had the Company followed SFAS 123 rather that APB25, the reported net income for the year ended December 31, 1996 would have been approximately $928,200 ($.39 per share).

                                 DIRECTCOM, INC.

NOTE 14 - SHAREHOLDERS' EQUITY (Continued)

Restricted Stock Plan

Effective January 1, 1992, the Company adopted a Restricted Stock Plan. The Restricted Stock Plan authorizes the issuance of 16,667 shares of restricted stock to certain key employees of the Company over a five-year period. Employees become vested in shares of restricted stock issued to them for the current fiscal year if they remain continuously employed by the Company for the entire fiscal year. If the employee separates from service on or before the last day of such fiscal year (other than for separations from service due to death, disability or unjust termination), all shares of the Company's stock allocated to that employee for such fiscal year shall be forfeited. Once vested, all restrictions on the shares issued expire. The number of shares issued under this plan totaled 3,333 at December 31, 1998 and 1997. There have been no shares of restricted stock issued to employees since 1993.

NOTE 15 - INCOME TAXES

The provision for income taxes consists of the following:

                                              Year Ended December 31,
                                           1998        1997         1996
                                           ----        ----         ----
     Current provision:
           Federal                    $ 1,025,000   $   958,000   $  577,800
           State                          298,000       276,600      168,100
                                      -----------   -----------   ----------
               Total current            1,323,000     1,234,600      745,900
                                      -----------   -----------   ----------
     Deferred (benefit) provision:
            Federal                       (13,840)       56,200          600
            State                          (4,160)       17,600       (3,360)
                                      -----------   -----------   ----------
                Total deferred            (18,000)       73,800       (2,760)
                                      -----------   -----------   ----------
                Total                 $ 1,305,000   $ 1,308,400   $  743,140
                                      -----------   -----------   ----------

                                 DIRECTCOM, INC.

NOTE 15 - INCOME TAXES - (Continued)

The federal statutory rate differs from the Company's effective income tax rate on income from continuing operations as follows:

                                          1998   1997    1996
                                          ----   ----    ----
   Federal statutory income tax rate     34.0%   34.0%   34.0%
   Increase (reduction) in the tax
      rate resulting from:
State income tax, net of federal effect   5.9     5.9     5.9
    Nondeductible expenses                0.5     1.2     1.1
    Accruals                              0.6     3.8     -
    Other                                 0.2    (0.1)    -
                                        -----    ----    ----
                                         41.2%   44.8%   41.0%
                                        =====    ====    ====


The components of the deferred tax asset and liabilities, as reflected on the consolidated balance sheets, consist of the following:

                                                  Year ended December 31,

                                                    1998           1997
                                                    ----           ----
   Deferred tax liabilities:
    Depreciation                                 $(572,327)    $(578,499)
                                                  --------       -------
     Total deferred tax liabilities               (572,327)     (578,499)
                                                  --------      --------

   Deferred tax assets
    Accounts receivable                             75,287        48,395
    Accruals                                        65,178        76,829
    Other                                            5,862         9,275
                                                     -----        ------
     Total deferred tax assets                     146,327       134,499
                                                    ------       -------

     Net                                         $(426,000)    $(444,000)
                                                  ========     =========


   Recorded as:

    Prepaid and other current assets             $ 148,000     $ 133,000
    Deferred income taxes                         (574,000)     (577,000)
                                                  --------      --------
                                                 $(426,000)    $(444,000)
                                                 ---------     ---------

                                 DIRECTCOM, INC.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

General

The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. Management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's consolidated results of operations, consolidated financial position or consolidated cash flows.

Employment Contract

The Company has entered into an employment contract with an officer of the Company for a five year term ending September 30, 2001. Under the terms of the agreement the officer will receive an annual base salary of $325,000 and fringe benefits, including a company automobile, health and disability insurance. In addition, the officer has the right to require the Company to purchase his common stock of Color Graphics, Inc. at a price equal to its fair market value as determined by an independent appraisal, exercisable at any time after the earlier of October 1, 2001 or his termination of employment for whatever reason. As of December 31, 1998 management has not obtained an independent appraisal and cannot reasonably estimate the fair market value of the 18% interest in Color Graphics common stock. The Company has a similar right to purchase the stock on the same terms. In the event of the officer's death, the first $1,000,000 of the purchase price of common stock will be paid from the officer's life insurance policy paid for by the Company.

NOTE 17 - SEGMENT INFORMATION

The Company organizes its business into three segments based on its product and service offerings: database, advertising and marketing agency, and printing services.

The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." Segment data includes intercompany common customer revenues for contracted services between segments. Management evaluates the performance of the Company's segments based on EBITDA exclusive of the administrative fee, other income and extraordinary items.

The table below presents information about the Company's segments.

 1998                 DATABASE         AGENCY         PRINTING          TOTAL
 ----                 ---------       -------         ---------         -----

     Revenues       $4,026,162      $8,286,738     $12,531,313      $24,844,213

     EBITDA            579,088       2,291,463       2,955,017        5,825,568


 1997                 DATABASE         AGENCY         PRINTING          TOTAL
 ----                 ---------        -------        ---------         -----

     Revenues       $4,514,955      $6,035,215     $15,126,516      $25,676,686

     EBITDA          1,111,716         827,999       5,238,963        7,178,678


 1996                 DATABASE         AGENCY         PRINTING          TOTAL
 ----                 ---------        -------        ---------         -----

     Revenues       $4,021,757      $3,833,336      $3,287,428      $11,142,521

     EBITDA            992,329         296,072         912,952        2,201,353

                                 DIRECTCOM, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 17 - SEGMENT INFORMATION (Continued)

A reconciliation of the total segment revenues to total consolidated revenues and the total segment EBITDA to total consolidated income before income taxes for the years ended December 31, 1998 and 1997 is as follows:

REVENUES                                     1998          1997          1996
                                             -----         -----         ----

Total segment revenues                  $24,844,213   $25,676,686   $11,142,521
Elimination of intercompany revenue        (443,389)     (568,903)            -
                                        -----------   -----------   -----------

Consolidated revenues                    $24,400,824  $25,107,783   $11,142,521
                                         ===========  ============  ===========


EBITDA                                       1998          1997          1996
                                             -----         -----         ----


Total EBITDA for reportable segments     $5,825,568    $6,541,650    $2,201,353
Management fee                           (1,728,305)   (1,780,000)            -
Buyout of stock option                            -      (750,000)            -
Interest expense                           (414,685)     (380,696)     (127,507)

Depreciation and amortization              (932,297)   (1,028,474)     (327,600)
Other income                                418,953       318,514        66,167
                                            -------       -------        ------

Consolidated income before taxes         $3,169,234    $2,920,994    $1,812,413
                                         ==========    ==========    ==========






At December 31, 1998 and 1997, approximately 65% and 53%, respectively, of the Company's accounts receivable balance was due from customers in the banking and credit card industry. During the years ended December 31, 1998, 1997 and 1996 the Company earned approximately 80%, 73% and 80%, respectively, of its total revenues from customers in the banking and credit card industries.

One customer accounted for 59% of the Company's total revenues for the year ended December 31, 1998. Two customers individually constituted approximately 28% and 19%, respectively, of total revenues for the year ended December 31, 1997 and two customers individually constituted approximately 26% and 13%, respectively, of net revenues, for the year ended December 31, 1996.

                                 DIRECTCOM, INC.

 NOTE 18 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


                                                  Years Ended December 31,
                                             1998           1997           1996
                                             ----           ----           ----
Cash paid during the period for:


    Interest                           $  393,285      $   362,596         $  119,195
                                       ==========      ===========         ==========
    Income taxes                       $  562,236      $ 2,472,502         $   70,921
                                       ==========      ===========         ==========

Noncash investing and financing
     activities
    Issuance of note payable for
     land and building                 $        -      $ 1,800,000         $        -
                                       ==========       ===========        ==========

    Issuance of common stock in
     exchange for convertible
     debenture                         $        -      $         -         $  500,000
                                       ==========       ==========          ==========

    In connection with the acquisition
     of Color Graphics,assets acquired
     and liabilities assumed were as
     follows:
    Fair value of assest acquired      $        -      $         -         $9,783,500
    Less: Cash paid                             -                -         (1,000,000)
                                       ----------      -----------         ----------
    Liabilities assumed                $        -      $         -         $8,783,500
                                       ==========       ===========         ==========

    Acquisition of option
     Cost of option                    $        -      $   750,000         $        -
     Debt incurred                              -         (500,000)                 -
                                       ----------      -----------         ----------
     Cash paid                         $        -      $   250,000         $        -
                                       ==========      ===========         ==========

SCHEDULE II
                                    DIRECTCOM, INC.
                           VALUATION AND QUALIFYING ACCOUNTS

                                 BALANCE AT  ADDITIONS                    BALANCE AT
                                 BEGINNING   CHARGED                      END OF
CLASSIFICATION                   OF PERIOD   TO OPERATIONS    WRITE OFFS  PERIOD
--------------                   ---------   -------------    ----------  ------


Allowance for doubtful accounts
    Year ended:


December 31, 1996                 $ 29,093   $  24,000       $       -    $  53,093
                                  ========   =========       =========    =========




December 31, 1997                 $ 53,093   $ 107,906       $ (39,828)   $ 121,171
                                  ========   =========       =========    =========




December 31, 1998                $ 121,171   $ 72,000        $ (4,953)    $ 188,218
                                 =========   ========        ========     =========



ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
        None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Names, Ages and Positions of the Directors and Executive Officers
-----------------------------------------------------------------

               Name            Age       Position
               ----            ---       --------
        Robert J. Bzezensky    59        President
        Nicholas Robinson      33        Chairman of the Board,
                                           Chief Executive Officer
        Steven Gasner          50        Vice President
        Robert W. Paltrow      57        Director, Secretary and Treasurer
        Robert E. Herman       37        Director
        Anthony Nardiello      56        President, Color Graphics

     The current members of DirectCom's Board of Directors are Nicholas Robinson, Robert W. Paltrow and Robert E. Herman. Nicholas Robinson serves as Chairman of the Board. Mr. Robinson is Mr. Paltrow's son-in-law. Directors are elected for staggered terms at the annual meeting of stockholders and remain in office until their successors are elected and qualified or until their earlier resignation or removal. Mr. Herman serves as a director until DirectCom's annual meeting in 2001, Mr. Paltrow serves as a director until DirectCom's annual meeting in 1999 and Mr. Robinson serves as a director until DirectCom's annual meeting in 2000. Officers are elected by the Board and serve at the discretion of the Board.

     Effective February 5, 1999, Messrs. Bzezensky and Gasner resigned from the Company. Mr. Robinson now serves as President of the Company.

Business Experience of the Directors and Executive Officers
-----------------------------------------------------------

     Robert J. Bzezensky served as the President of DirectCom, a position he held since January 1989, before resigning effective February 5, 1999. Between 1987 and 1989, he served as the President of North American Information Services, Inc. ("NAIS"), a direct mail response agency specializing in database services which was a predecessor to DirectCom. Mr. Bzezensky's prior employment experience includes service as the Vice President, Sales and Marketing with Della Femina Travisano and Partners Direct Ltd.; a senior consultant with CACI, Inc., a leading marketing information and systems supplier; the Director of Marketing for R.H. Donnelley; Vice President of Marketing for Metro Mail Corporation; and Vice President of Mail Marketing with John Blair Marketing.

     Nicholas Robinson serves as the Chief Executive Officer of DirectCom and Chairman of the Board, positions he has held since October 1, 1994. Effective February 5, 1999, Mr. Robinson also serves as President of the Company. Mr. Robinson previously served as a database consultant for the Systems Integration Practice of Andersen Consulting.

     Steven Gasner was Vice President, Database Marketing, for DirectCom, a position he held since January 1989, before resigning effective February 5, 1999. Between 1987 and 1989, he had served as the Vice President of NAIS. Mr. Gasner's prior employment experience includes service as the Director of Information Management with Citicorp Retail Services and with American Express; Vice President-Data Base Marketing with the Direct Marketing Group; and Vice President-Data Base Marketing with Della Femina Travisanao and Partners Direct Ltd.

     Robert W. Paltrow is the Secretary and Treasurer and a director of DirectCom, positions he has held since January 1989. From 1981 through 1996, Mr. Paltrow served as President of North American Communications, Inc., a direct mail production company affiliated with DirectCom.

     Robert E. Herman is President of North American Communications, Inc. Mr. Herman has been employed at North American Communications since 1992 in various departments and became its President in 1995.

     Anthony Nardiello has been President of Color Graphics since 1985 and was Vice President of Color Graphics from 1976-1985.

ITEM 11.  EXECUTIVE COMPENSATION.

     Both the officers and directors may receive a set remuneration from DirectCom, and reimbursements are also made for any expenses incurred on behalf of DirectCom. DirectCom's By-

Laws provide that directors may be paid their expenses, if any, and may be paid a fixed sum for attendance of each Board of Directors meeting. The current directors have waived any reimbursement of expenses or fees for attending meetings.

        The following table sets forth certain information regarding compensation paid during each of the last three fiscal years to DirectCom's Chief Executive Officer and each of DirectCom's four other most highly compensated executive officers whose annual compensation exceeded $100,000 in fiscal 1998.


Summary Compensation Table
--------------------------

                                                                                    Long-Term
                                                                                  Compensation
                                      Annual Compensation                             Awards
                                      -------------------                             ------
                                                                                                                     Securities
                                                                                 Other          Restricted         Underlying All
Name and Principal          Fiscal                                               Annual           Stock             Options/SAR
    Other Position           Year            Salary              Bonus        Compensation(1)                    Award(s)
    --------------           ----            ------              -----        ---------------                    --------
                            Grants         Compensation
                            ---------------------------

Nicholas Robinson            1998           $128,314               --             --                --             --          --
  Chairman & CEO             1997           $120,000               --             --                --             --          --
                             1996           $131,591               --             --                --          240,000(3)     --
Robert J. Bzezensky          1998           $158,882            $18,500           --                --             --          --
  President                  1997           $150,000            $21,055           --                --             --          --
                             1996           $176,376            $31,146           --                --             --          --
Steven Gasner                1998           $158,712            $18,500           --                --             --          --
  Vice President             1997           $150,000            $21,055           --                --             --          --
                             1996           $176,100            $31,146           --                --             --          --
Anthony Nardiello            1998           $172,605              --              --                --             --          --
President,                   1997           $325,000              --              --                --             --          --
Color Graphics               1996           $325,000(2)         $71,608           --                --             --          --

--------------------

(1) Since the Common Stock is infrequently traded, the fair market value of the Common Stock has been assumed to be $.53 per share based upon the most recent arm's-length sale of the Common Stock in May 1997 to Allen & Co.

(2) DirectCom's financial statements show only the portion paid since DirectCom's acquisition of Color Graphics effective October 1, 1996.

 (3) The original grant of 2,880,000 options was reduced to 240,000 options in light of DirectCom's 1-for-12 reverse stock split effective September 4,1997.

Stock Options
-------------

        No options were granted to the executive officers listed in the Summary Compensation Table ("Named Executive Officers").

        The following table provides information relating to the value of unexercised options held by the Named Executive Officers at the end of fiscal 1998. No options were exercised by the Named Executive Officers.

                                                   VALUE OF UNEXERCISED
                         TOTAL NUMBER OF             IN-THE-MONEY
                        UNEXERCISED OPTIONS (#)    OPTIONS AT YEAR END
                        -----------------------    -------------------
                   Exercisable    Unexercisable    Exercisable    Unexercisable
                   -----------    -------------    -----------    -------------
Nicholas Robinson   240,000            -            $25,000(1)         -
------------------------

(1) Since the Common Stock is infrequently traded, the fair market value of the Common Stock underlying the options has been assumed to be $.53 per share based upon the most recent arm's-length sale of Common Stock in May 1997 to Allen & Co.

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

Report of the Board of Directors on Executive Compensation

        The compensation for the Company's executive officers was determined by the Board of Directors. It is the policy of the Board of Directors that a significant portion of the annual compensation of the Company's Chief Executive Officer and other executive officers should be directly linked to the Company's Chief Executive Officer and other executive officers should be directly linked to the Company's performance, as well as each individual's contribution. The Company's compensation programs are designed to provide competitive financial rewards for successfully meeting the Company's strategic and operating objectives, with the purposes of retaining personnel and supporting a performance-oriented environment.

        The compensation of the Company's Chief Executive Officer and other executive officers is comprised of base salary, as well as cash and stock incentives based on annual and long-term results of the Company. Increases in base salary, if any will be based on individual performance, level of responsibilities and the Company's overall performance.

        Changes in Mr. Robinson's compensation, if any, would be determined by the Committee based upon its subjective analysis of his performance and the Company's overall performance. All executive officers' salaries, including the salary of Mr. Robinson, were reduced to provide more compensation through bonuses.

        The Company has an incentive compensation program, which rewards the Company's executive officers based upon the Committee's subjective determination concerning individual performance and the Company's achievement of its internal financial objectives. Executive officers become entitled to receive a bonus based upon the Company's operating profit and an evaluation of each executive officer's contribution to such operating profit. Through this plan, a significant portion of each executive officer's annual total compensation is place at risk in order to provide an incentive toward sustained high performance. For fiscal 1998, the Company met its projected financial goals and, as a result, two of the Company's three executive officers received bonus payments under this plan.

In addition, it has been the policy of the Committee to utilize stock options to provide a link between compensation and the market performance of the Company's stock, and to focus attention of management on the enhancement to shareholder value. In this regard, in fiscal 1996, the Company's Chief Executive Officer, Mr. Robinson, was granted options to acquire shares of common stock. If the efforts of the executive officers create additional value for the Company's shareholders, evidenced by increases in the Company's stock price, the Company's executive officers will also benefit through appreciation of the potential value of outstanding options. The Committee believes that the long-term nature of stock options also encourages executive officers to remain in the employ of the Company.

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

        STOCK OPTIONS. The Plan authorizes the grant of nonqualified stock options to employees, consultants and advisors of DirectCom and its subsidiaries. Incentive stock options may only be granted to employees of DirectCom and its subsidiaries. A total of 10,000,000 shares of Common Stock were authorized for issuance under the Plan which have been reduced to 833,333 shares of Common Stock following the Company's 1-for-12 reverse stock split effective September 4, 1997. As of December 31, 1998, options to purchase a total of 340,000 shares of Common Stock were outstanding under the Plan and none of these options have been exercised. The exercise price of a nonqualified stock option may be determined by the Board of Directors or the Compensation Committee in its discretion. The exercise price of an incentive stock option may not be less than the fair market value of the Common Stock on the date of grant (110% of the fair market value in the case of an incentive stock option granted to a stockholder owning in excess of 10% of the Common Stock). The value of Common Stock (determined at the time of grant) that may be subject to incentive stock options that become exercisable by any one employee in any one year is limited by the Internal Revenue Code ("Code") to $100,000. The maximum term of stock options granted under the Plan is ten years from the date of grant. The Board of Directors or Compensation Committee shall determine the extent to which an option shall become and/or remain exercisable in the event of the termination of employment or service of a participant under certain circumstances, including retirement, death or disability, subject to certain limitations for incentive stock options. Under the Plan, the exercise price of an option is payable by the participant in cash or, in the discretion of the Board of Directors or Compensation Committee, in Common Stock or a combination of cash and Common Stock.

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

401(k) Savings and Retirement Plan
----------------------------------
        In 1993, DirectCom adopted the provisions of the amended and restated North American Integrated Marketing 401 (k) Plan (the "401(k) Plan"), a tax-qualified plan covering all eligible employees, as defined therein. Each eligible employee may elect to reduce his or her current compensation by 15%, subject to the statutory limit (a maximum of $10,000 in 1998) and have the amount of the reduction contributed to the 401(k) Plan. For fiscal 1996 DirectCom had discretion to match employee contribution. Since inception of the 401(k) Plan in 1993, DirectCom had not made any contributions. Effective January 1, 1997, DirectCom has agreed to match 25% up to the first 6% of compensation that eligible employees contribute to the 401(k) Plan. In addition, DirectCom may also make discretionary contributions, as defined in the 401(k) Plan, each year on behalf of all eligible participants.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth certain information, as of December 31, 1998, with regard to the beneficial ownership of the Common Stock by (i) each person known by DirectCom to be the beneficial owner of more than 5% of its outstanding Common Stock, (ii) the Named Executive Officers and directors and key employees of DirectCom individually and (iii) the executive officers and directors of DirectCom as a group.

Name and Address                         Number of Shares           % of  Class
of Beneficial Owner                      Beneficially Owned(1)      Outstanding
-------------------                      ---------------------      -----------

First Commercial and Finance Corp.       2,005,002(2)               65%
  Establishment
c/o Dr. Danni Rothschild
10 Manesse Street
Zurich 800 Switzerland

Wye Investments, a Limited Partnership      360,000(3)             11.6%

c/o Michael Herman, General Partner
North American Communications, Inc.
Route 22 and Route 220, Wye Switches
Duncansville, PA  16635                     360,000(4)             11.6%

c/o Robert W. Paltrow, General Partner
20 Maple Avenue
Armonk, NY  10504

Nicholas Robinson                           240,000(5)              7.7%

Robert J. Bzezensky                          80,000(6)              2.6%

Steven Gasner                                80,000(7)              2.6%

Robert E. Herman                             80,000(5)(3)           2.6%
North American Communications, Inc.
Route 22 and 220, Wye Switches
Duncansville, PA  16635

All officers & directors as a             3,205,002(5)              104%
group (four persons)

---------------

(1) Except as otherwise indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder has sole voting and investment power with respect to the Common Stock listed.

(2) First Commercial and Finance Corp. Establishment, pursuant to a May 17, 1996 Convertible Debenture Purchase Agreement with DirectCom, entered into a five year irrevocable proxy (effective until September 24, 2001) in favor of Nicholas Robinson, DirectCom's Chief Executive Officer, to vote all its Common Stock in his discretion. Mr. Robinson may be deemed to be the beneficial owner of these shares.

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

(6)     Mr. Bzezensky resigned from the Company effective February 5, 1999.

(7)     Mr. Gasner resigned from the Company effective February 5, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        North American Communications, Inc. ("NAC"), an affiliate of DirectCom, is one of several suppliers of mailing services and is awarded contracts by DirectCom. Robert W. Paltrow, a director of DirectCom, is General Partner of Aspetong Partners, L.P. which owns 50% of the issued and outstanding stock of NAC. Wye Investments owns the other 50% of the issued and outstanding stock of NAC. Mr. Paltrow also is a director of NAC. For fiscal 1998, DirectCom purchased from NAC $5,497,579 in mailing services. NAC assigned to DirectCom, effective January 1, 1996, its lease to the Wilmington, Delaware office. In addition, NAC is a guarantor of DirectCom's $2,500,000 revolving line of credit with United States National Bank. Finally, DirectCom entered into a Management Agreement dated December 15, 1997 with NAC under which DirectCom paid 7% of its fiscal 1998 net revenues or $1,728,305 for sales and administrative support services, client referrals, strategic advice, etc.

        In January 1998, DirectCom agreed to sell 80,000 shares of DirectCom's Common Stock held as treasury stock to Seth Kanegis, Robert W. Paltrow's son-in-law, for $150,000. As of December 31, 1998 these shares have not been sold to Mr. Kenegis. This offer has not been rescinded and is still applicable as of December 31, 1998.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     1.     FINANCIAL STATEMENTS

        The following financial statements are files as a part of this report:
                                                                                       Page
                                                                                       ----
        Report of Independent Accountants.............................................. 12
        Report of Independent Accountants.............................................. 13
        Consolidated Financial Statements:
             Balance Sheets as of December 31, 1998 and 1997........................... 14
             Statements of Operations for the years ended December 31, 1998, 1997 and 1996............................................................... 15
             Statements of Shareholders' Equity for the years ended December 31, 1998,
               1997 and 1996........................................................... 16
             Statements of Cash Flows  for the years ended December 31, 1998,
               1997 and 1996........................................................... 17
            Notes to Consolidated Financial Statements................................. 18

(a)     2.     FINANCIAL STATEMENT SCHEDULES

        The following financial statement schedule is filed as part of this report:
                                                                                       Page
                                                                                       ----
        II Valuation of Qualifying Accounts............................................ 33

        All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.


(a)     3      Exhibits:                                                                Page
               --------                                                                 ----

        3.1     Amended and Restated Certificate of Incorporation.
                The Certificate of Ownership and Merger was filed with
                DirectCom's Form 10-K on April 20, 1990 and
                is hereby incorporated by reference.                                      ___

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

        10.1    Office Lease Agreement between Garrett Mountain                           ___
                Office Center Associates-I and DirectCom, with
                regard to the West Paterson, New Jersey office has
                been filed with DirectCom's 10-K for the year
                ended December 31, 1996 and is hereby incorporated
                by reference.

        10.2    Stock Option Plan has been filed with DirectCom's 10K for the year ended December 31, 1997 and is hereby incorporated
                by reference.                                                             ___

        11.1    Statement regarding the computation of per-share earnings is included in Note 2 to Financial Statements on sequentially
                numbered page 20 and is hereby incorporated by reference.                 N/A


        21      List of Subsidiaries has been filed with DirectCom's 10-K for the year ended Decemer 31, 1997 and is hereby incorporated
                by reference.                                                             ___

        27      Financial Data Schedule (filed herewith)                                   44

(b) DirectCom did not file any reports on Form 8-K during the fourth quarter of 1998.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIRECTCOM, Inc.



By:  /s/Nicholas Robinson
     --------------------
       Nicholas Robinson                                         March 31, 1999
       Chief Executive Officer and Chairman of the Board





        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                          Title                    Date
                                          -----                    ----

By:/s/Nicholas Robinson                  President and Chief      March 31, 1999
   ---------------------------------     Executive Officer
   Nicholas Robinson Chairman of the Board



By:/s/ Robert W. Paltrow                 Director,                March 31, 1999
   ---------------------------------     Secretary/Treasurer
     Robert W. Paltrow



By:/s/ Robert E. Herman                  Director                 March 31, 1999
   --------------------------------
     Robert E. Herman