Form 10-Q
period 1999-03-31
DIRECTCOM INC
filed 1999-05-13
CIK 847388

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999

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

The number of shares of Common Stock of the Registrant outstanding as of March 31, 1999 was 3,101,983.

         PART I - FINANCIAL INFORMATION

Item 1.           Financial Information

                                                                                             Page No.
Consolidated balance sheets - March 31, 1999 (unaudited) and December 31, 1998                    2

Consolidated statements of operations (unaudited) - Three months ended
 March 31, 1999 and 1998                                                                          3

Consolidated statements of cash flows (unaudited) - Three months ended
 March 31, 1999 and 1998                                                                          4

Notes to consolidated financial statements                                                        5

Item 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                                  8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                              11


         PART II - OTHER INFORMATION


Item 1.           Legal Proceedings

There is no material litigation or other proceeding currently pending against the registrant.

Item 2.           Changes in Securities

                  None

Item 3.           Defaults Upon Senior Securities

                  None

Item 4.           Submission of Matters to a Vote of Security Holders

                  None


Item 5.           Other information

The basic and diluted earnings per common share for the three months ended March 31, 1999 is calculated as follows:

                  Common shares outstanding                    3,101,983
                  Common shares equivalents outstanding           68,000
                  Net Income                                  $  824,562
                  Per share - Basic                           $      .27
                  Per share - Diluted                         $      .26

Item 6.           Exhibits and Reports on Form 8-K

                  None

                            DIRECTCOM, INC.

                      CONSOLIDATED BALANCE SHEETS

                                 ASSETS
                                                                                             March 31, 1999     December 31, 1998
                                                                                             ---------------    -----------------
                                                                                               (Unaudited)
CURRENT ASSETS
    Cash                                                                                      $  3,627,645         $  3,026,447
    Accounts receivable, net of allowance for doubtful accounts of $200,266
     and $188,218 as of March 31, 1999 and December 31, 1998, respectively                       5,026,253            2,448,507
    Inventory                                                                                      365,041              509,009
    Prepaid and other current assets                                                               257,943              249,300
                                                                                              ------------         ------------
         Total current assets                                                                    9,276,882            6,233,263
PROPERTY, PLANT AND EQUIPMENT, Net                                                               7,252,023            7,373,467
OTHER ASSETS                                                                                       690,918              691,410
                                                                                              ------------         ------------


TOTAL ASSETS                                                                                  $ 17,219,823         $ 14,298,140
                                                                                              ============         ============


                                             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Current maturities of long-term debt                                                           404,910              404,910
    Accounts payable                                                                               176,339              372,047
    Accounts payable - related company                                                           2,917,381            1,107,941
    Income taxes payable                                                                           614,200              214,909
    Accrued expenses and other current liabilities                                                 578,664              473,334
    Deferred revenue                                                                                     -               30,000
                                                                                              ------------         ------------
         Total current liabilities                                                               4,691,494            2,603,141
LONG-TERM DEBT                                                                                   5,398,903            5,464,101
DEFERRED INCOME TAXES                                                                              594,000              574,000
MINORITY INTEREST                                                                                  954,049              900,083
                                                                                              ------------         ------------
         TOTAL LIABILITIES                                                                      11,638,446            9,541,325
SHAREHOLDERS' EQUITY
   Preferred stock $.00001 par value - authorized 10,000,000 shares;
     issued and outstanding: none                                                                        -                    -
   Common stock $.00001 par value - authorized 60,000,000 shares;
     issued: 3,421,983 shares of which 320,000 shares are held
     as treasury stock.                                                                                 34                   34
    Paid-in capital                                                                                650,181              650,181
    Retained earnings                                                                            5,236,162            4,411,600
                                                                                              ------------         ------------
                                                                                                 5,886,377            5,061,815
    Less  treasury stock, at cost                                                                 (305,000)            (305,000)
                                                                                              ------------         ------------
         TOTAL SHAREHOLDERS' EQUITY                                                              5,581,377            4,756,815
                                                                                              ------------         ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                    $ 17,219,823         $ 14,298,140
                                                                                              ============         ============


             See notes to consolidated financial statements

                            DIRECTCOM, INC.

                 CONSOLIDATED STATEMENTS OF OPERATIONS

                    FOR THREE MONTHS ENDED MARCH 31,
                              (UNAUDITED)

                                                                                                   1999                 1998
                                                                                                   ----                 ----
REVENUES
  Database                                                                                     $ 5,556,797          $ 3,045,118
  Printing                                                                                       2,482,428            2,437,446
  Printing - related company                                                                       553,467              683,692
                                                                                               -----------            ---------
        Total revenues                                                                           8,592,692            6,166,256
                                                                                               -----------            ---------

COST OF REVENUE
  Database - related company                                                                     3,255,953            1,505,020
  Database - other                                                                                 483,566              475,751
  Printing                                                                                       1,626,296            1,580,958
  Printing - related company                                                                             -              158,530
                                                                                               -----------            ---------
        Total cost of revenue                                                                    5,365,815            3,720,259
                                                                                               -----------            ---------

  Selling, general and
    administrative expenses                                                                        851,975              883,252
  Administrative fee - related party                                                               606,743              435,850
  Depreciation and amortization                                                                    214,695              287,024
                                                                                               -----------            ---------
        Total costs and expenses                                                                 7,039,228            5,326,385
                                                                                               -----------            ---------
OTHER INCOME (EXPENSE)
  Interest expense                                                                                 (78,630)             (93,594)
  Miscellaneous income                                                                              33,694               60,185
                                                                                               -----------            ---------
        Total other income                                                                         (44,936)             (33,409)
                                                                                               -----------            ---------

Income before income taxes and minority interest                                                 1,508,528              806,462
Provision for income taxes                                                                         630,000              324,000
                                                                                               -----------            ---------
Income before minority interest                                                                    878,528              482,462
Minority interest in income of subsidiary                                                           53,966               28,115
                                                                                               -----------            ---------

Net income                                                                                     $   824,562            $ 454,347
                                                                                               ===========            =========

BASIC EARNINGS PER SHARE                                                                       $      0.27            $    0.15
                                                                                               ===========            =========

DILUTED EARNINGS PER SHARE                                                                     $      0.26            $    0.14
                                                                                               ===========            =========



            See notes to consolidated financial statements.

                            DIRECTCOM, INC.

                 CONSOLIDATED STATEMENTS OF OPERATIONS

                    FOR THREE MONTHS ENDED MARCH 31,
                              (UNAUDITED)

                                                                                                    1999                 1998
                                                                                                    ----                 ----
Cash flows from operating activities:
    Net income                                                                                $    824,562          $   454,347
    Adjustments to reconcile net income
        to net cash provided by operating activities:
        Depreciation and amortization                                                              214,695              287,024
        Bad debt expense                                                                            12,048               18,000
        Minority interest                                                                           53,966               28,115
        Deferred taxes                                                                              20,000              (38,000)
        (Increase) decrease in:
           Accounts receivable                                                                  (2,589,794)          (1,302,529)
           Inventory                                                                               143,968             (228,582)
           Prepaid and other current assets                                                         (8,643)             384,288
           Other assets                                                                                492               (8,625)
        Increase (decrease) in:
           Accounts payable                                                                       (195,708)              68,247
           Accounts payable - related company                                                    1,809,440              322,827
           Income taxes payable                                                                    399,291              (82,847)
           Accrued expenses and other current liabilities                                          105,330              300,321
           Deferred  revenue                                                                       (30,000)                   -
                                                                                              ------------          -----------

                 Net cash provided by operating activities                                         759,647              202,586
                                                                                              ------------          -----------

Cash flows from investing activities:
        Purchase of property, plant and equipment                                                  (93,251)             (93,815)
                                                                                              ------------          -----------

                 Net cash used in investing activities                                             (93,251)             (93,815)
                                                                                              ------------          -----------

Cash flows from financing activities:
        Repayments of long-term debt                                                               (65,198)             (54,862)
                                                                                              ------------          -----------

                 Net cash used in financing activities                                             (65,198)             (54,862)
                                                                                              ------------          -----------

Net increase in cash                                                                               601,198               53,909

Cash at beginning of period                                                                      3,026,447            2,837,427
                                                                                              ------------          -----------


Cash at end of period                                                                         $  3,627,645          $ 2,891,336
                                                                                              ============          ===========



            See notes to consolidated financial statements.

                                 DIRECTCOM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and related footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


NOTE 2 - INVENTORIES

Inventories consist of the following:


                                     March 31, 1999       December 31, 1998
                                     --------------       -----------------
Paper                                $      210,603       $         282,706
Other raw materials                          64,488                  67,178
Work-in-process                              89,950                 159,125
                                     --------------       -----------------
                                     $      365,041       $         509,009
                                     ==============       =================


NOTE 3 - RELATED-PARTY TRANSACTIONS

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


ACCOUNTS PAYABLE - RELATED COMPANY

The accounts payable - related company as of March 31, 1999 and December 31, 1998 represents amounts due to NAC for printing and mailing services. Offset against the related party payable are receivables due from NAC of $162,822 as of March 31, 1999 and $60,567 as of December 31, 1998, for printing services provided to NAC. The increased receivables for the current period resulted from providing increased printing services to NAC.

ADMINISTRATIVE FEE - RELATED COMPANY

The administrative fee results from a management agreement with NAC for administrative, consulting and management support services provided to the Company. This fee is based on 7% of consolidated revenues. The amount due NAC as of March 31, 1999 related to this fee was $606,743, which was subsequently paid in April 1999.

                                 DIRECTCOM, INC.

                                   (UNAUDITED)

NOTE 4 - INCOME TAXES

Income tax expense consists of the Company's current liability for federal and state taxes and the change in the Company's deferred income tax assets and liabilities. Differences between the federal statutory rate and the Company's effective tax rate are primarily due to state taxes and certain non-deductible expenses.

The effective tax rate was approximately 41.8% and 40.2% for the three months ended March 31, 1999 and 1998, respectively. The higher effective rate in 1999 reflects certain non-deductible expenses not included in the 1998 first quarter tax provision. The provision for the three month period ended March 31, 1999 reflects management's estimate of the expected annual effective rate for the year ending December 31, 1999.

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS

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

NOTE 6 - EARNINGS PER SHARE

Basic earnings per share is computed based on the weighted average number of outstanding common shares for the period. Diluted earnings per share adjusts the weighted average for the potential dilution that could occur if stock options, warrants or other convertible securities were exercised or converted into common stock.

NOTE 7 - SEGMENT INFORMATION
The Company organizes its business into three segments based on its product and service offerings: database, advertising and marketing agency, and printing services.

Segment data includes intercompany common customer revenues for contracted services between segments. Management evaluates the performance of the Company's segments based on EBITDA exclusive of the administrative fee, other income and extraordinary items.

The table below presents information about the Company's segments.

March 31, 1999           Database       Agency      Printing        Total
                        ----------   -----------   -----------   -----------
          Revenues      $  753,035   $ 4,803,762   $ 3,110,956   $ 8,667,753
          EBITDA           108,240     1,351,087       915,575     2,374,902

March 31, 1998           Database       Agency      Printing        Total
                        ----------   -----------   -----------   -----------
          Revenues      $  973,881   $ 2,071,238   $ 3,359,297   $ 6,404,416
          EBITDA           213,729       462,136       886,880     1,562,745

                                 DIRECTCOM, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 7 - SEGMENT INFORMATION (Continued)

A reconciliation of the total segment revenues to total consolidated revenues and the total segment EBITDA to total consolidated income before income taxes for the three months ended March 31, 1999 and 1998 is as follows:


Revenues                                  March 31, 1999     March 31, 1998
                                          --------------     --------------

Total segment revenues                    $    8,667,753     $    6,404,416
Elimination of intercompany revenue              (75,061)          (238,160)
                                          --------------     --------------
Consolidated revenues                     $    8,592,692     $    6,166,256
                                          ==============     ==============


EBITDA                                    March 31, 1999     March 31, 1998
                                          --------------     --------------

Total EBITDA for reportable segments      $    2,374,902     $    1,562,745
Management fee                                  (606,743)          (435,850)
Interest expense                                 (78,630)           (93,594)
Depreciation and amortization                   (214,695)          (287,024)
Other income                                      33,694             60,185
                                          --------------     --------------
Consolidated income before taxes          $    1,508,528     $      806,462
                                          ==============     ==============


At March 31, 1999 and December 31, 1998, approximately 56% and 65%, respectively, of the Company's accounts receivable balance was due from customers in the banking and credit card industry.

One customer accounted for 48% and 54% of the Company's total consolidated revenues for the three months ended March 31, 1999 and 1998, respectively.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

Three Months Ended March 31, 1999 and March 31, 1998

General

DirectCom, Inc. has focused its growth strategy on acquiring complementary database and direct mail marketing companies. DirectCom is expanding its capabilities through the recent partnership investment in DirectSort. The Company will continue to pursue strategic acquisitions of businesses that complement or augment the existing mix of the Company's capabilities. The Company continues to pursue its goal of providing seamless, integrated database-marketing and printing services to direct marketers. These services include database management and data warehousing, predictive modeling, marketing strategy consulting, fulfillment, agency creative, production management, printing and direct mail production. DirectCom's strategy is to provide unmatched value in each of these areas. With vertically integrated, closed loop capabilities, DirectCom can deliver to its customers a lower cost of production, reduced production cycles and a greater degree of control over the quality of each element of the campaign. Please refer to footnotes in the accompanying financial statements.

(a) Results of Operations - Three Months Ended March 31, 1999 and March 31,
    1998


                                           1999
                                           ----

                         Database        Printing        Total
                         --------        --------        -----
      Revenues         $ 5,556,797     $ 3,035,895    $ 8,592,692
      Gross profit       1,817,278       1,409,599      3,226,877
      Operating income     914,140         594,388      1,508,528


                                           1998
                                           ----
      Revenues         $ 3,045,118     $ 3,121,138    $ 6,166,256
      Gross profit       1,064,347       1,381,650      2,445,997
      Operating income     419,316         387,146        806,462


Revenues

Revenues increased $2,426,436 from $6,166,256 for the three months ended March 31, 1998 to $8,592,692 for the three months ended March 31, 1999. The growth in revenue is attributed to the agency segment of the database business. The agency segment experienced a growth pattern in direct mail production during the first quarter of 1999, however effective May 1, 1999 the Company anticipates a reduction in revenues generated from the agency segment, due to the loss of a significant customer. The Company is exploring opportunities to replace this anticipated revenue loss with increased production to current customers and establishment of relationships with new customers. The revenue portion of the database business decreased approximately 23%, due in part to a reduction in sales as a result of the fulfillment of prior contractual obligations. The printing revenue decrease of 3% relates to decreased production for a specific customer, due to the customer redefining its current printing programs.

Cost of Revenues

The Company's cost of revenues, as a percentage of revenues, was 62.4% for the three month period ended March 31, 1999 as compared to 60.3% for the prior period.

The database cost of revenues for the three months ended March 31, 1999, as a percentage of database revenues, increased 2.3% from the prior period. The current period database cost of revenues - related company - as a percentage of database revenues increased 9.2% due to the increased printing and mailing sales volume, resulting from agency activity. The related party increase is offset by a 6.9% decrease in other database costs as a percentage of database revenues, caused primarily from a reduction in salaries and benefits.

The printing cost of revenues for the three month period ended March 31, 1999, as a percentage of printing revenue, decreased 2.1% compared to the prior period as a result of the decrease of cost of raw materials going into production.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $31,277 in 1999 as compared to the prior period. The current period decrease is as a result of approximately $35,300 in moving expenses incurred by the Company in the first quarter of 1998 related to the Color Graphics relocation to a new facility. No such expenses were incurred in 1999. These costs were partially offset by current increases in advertising and travel expenses resulting from trade show and promotional activities to continue building the Company's recognition.

Administration fee - related company

The administrative fee - related company increased $170,893 in 1999 as compared to the prior period. The current period increase resulted from increased revenue for the three months ended March 31, 1999. The administrative fee results from a management agreement with NAC for administrative, consulting and management support services provided to the Company. This fee is based on 7% of consolidated revenues.

Depreciation and Amortization

Depreciation and amortization expense decreased $72,329 in 1999 as compared to the prior period. The decrease resulted primarily from an increasing number of fully depreciated fixed assets still in use by the Company offset by new property, plant and equipment purchases.

Interest Expense

Interest expense decreased $14,964 for the three month period ended March 31, 1999 as compared to the prior period. The current period decrease resulted from reduced interest rates on a long term note payable.

Other income (expense)

Miscellaneous income primarily represents interest income on the Company's cash deposits. The increase in interest income is attributed to the overall increased cash balances throughout the first quarter of 1999 as compared to the same period in 1998.

Provision for Income Taxes

The provision for income taxes increased as a result of the increase in taxable income. The effective tax rate was approximately 41.8% and 40.2% for the three months ended March 31, 1999 and 1998, respectively. The higher effective rate in 1999 reflects certain non-deductible expenses not included in the 1998 first quarter tax provision. The provision for the three month period ended March 31, 1999 reflects management's estimate of the expected annual effective rate for the year ending December 31, 1999.

Liquidity and Capital Resources

                                            3/31/99        12/31/98
                                            -------        --------
Working capital                          $ 4,585,388     $ 3,630,122
Cash                                       3,627,645       3,026,447


                                            3/31/99         3/31/98
                                            -------        --------
Cash provided by operating activities        759,647         202,586
Cash used in investing activities             93,251          93,815
Cash used in financing activities             65,198          54,862


Working capital increased as of March 31, 1999 by $955,266 as compared to the working capital as of December 31, 1998, primarily as a result of increased customer receivables, due to increased sales activity during the first quarter and offset by an increase in accounts payable - related company. The increase in accounts payable - related party resulted from increased production demands due to the increased program activity of the Company's agency.

The current period increase in the accounts receivable resulted from increased program activity generated by a specific agency customer in the month of March 1999. Also attributing to the increase in the accounts receivable is the collection activity related to one customer. The collection of funds is not a result of a dispute relating to provided services, but rather the customer's slow internal payment process.

The increase in cash flow from operations resulted primarily from the increase in net income.

The current investing activity resulted from capital expenditures for the period. The Company expects to continue to invest in capital assets to support its growth.

The cash used in financing resulted from the reduction in the Company's long-term debt.

At March 31, 1999, the Company had outstanding debt of $5,803,813 primarily in the form of notes payable. The amount available under the Company's lines of credit at March 31, 1999 was approximately $3,500,000. The Company anticipates that current cash balances will provide sufficient funds to meet its working capital and capital expenditures through December 31, 1999. However, if the pace or size of the Company's acquisition or capital expenditure activities increase, then additional debt or financing may be necessary.

Impact of Inflation

Although the Company has not attempted to calculate the effect of inflation, management does not believe inflation has had a material effect on results of operations. Material increases in costs and expenses, particularly packaging, raw materials and labor costs, in the future, could have a significant impact on the Company's operating results to the extent that the effect of such increases cannot be transferred to its customer.

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

The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. To date, the Company's cost to becoming Year 2000 compliant has been minimal and is expected to be less than $35,000 throughout the remainder of 1999. There can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.


Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Not applicable