Form 10-Q
period 1999-06-30
DIRECTCOM INC
filed 1999-08-13
CIK 847388

------------------------------------------------------------------------------

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1999

                                       OR

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ............ to ............

                         Commission File Number 33-27603

                         -------------------------------

                                 DIRECTCOM, INC.

            (Exact name of registrant as specified in its charter)

            Delaware                               22-2942013
(State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)

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

The number of shares of Common Stock of the Registrant outstanding as of June 30, 1999 was 3,361,983.

      PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL INFORMATION
          ---------------------

                                                                                 Page No.
                                                                                 --------

Consolidated balance sheets - June 30, 1999 (unaudited) and December 31, 1998       2

Consolidated statements of operations (unaudited) - Three months ended
June 30, 1999 and 1998                                                              3

Consolidated statements of operations (unaudited) - Six months ended
June 30, 1999 and 1998                                                              4

Consolidated statements of cash flows (unaudited) - Six months ended
June 30, 1999 and 1998                                                              5

Notes to consolidated financial statements                                          6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS                                                    10

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK               15

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

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          None

ITEM 5.   OTHER INFORMATION
          -----------------

The basic and diluted earnings per common share for the six months ended June 30, 1999 is calculated as follows:

          Common shares outstanding                     3,361,983
          Common shares equivalents outstanding            20,000

          Net Income                                  $   958,543
          Per share - Basic                           $       .30
          Per share - Diluted                         $       .30

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

            None

                                 DIRECTOM, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                June 30, 1999     December 31, 1998
                                                                                -------------     -----------------
                                                                                 (Unaudited)

CURRENT ASSETS
  Cash                                                                          $  3,668,290      $  3,026,447
  Accounts receivable, net of allowance for doubtful accounts of $205,266
  and $188,218 as of June 30, 1999 and December 31, 1998, respectively             2,790,895         2,448,507
  Inventory                                                                          426,805           509,009
  Prepaid and other current assets                                                   266,252           249,300
                                                                                     -------           -------
    Total current assets                                                           7,152,242         6,233,263
PROPERTY, PLANT AND EQUIPMENT, Net                                                 7,036,510         7,373,467
OTHER ASSETS                                                                         601,890           691,410
                                                                                ------------      ------------

TOTAL ASSETS                                                                    $ 14,790,642      $ 14,298,140
                                                                                ------------      ------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt                                               404,910           404,910
  Accounts payable                                                                   146,228           372,047
  Accounts payable-related company                                                 1,006,625         1,107,941
  Income taxes payable                                                               262,659           214,909
  Accrued expenses and other current liabilities                                     457,772           473,334
  Deferred revenue                                                                         -            30,000
                                                                                ------------      ------------
    Total current liabilities                                                      2,278,094         2,603,141
LONG-TERM DEBT                                                                     5,284,990         5,464,101
DEFERRED INCOME TAXES                                                                533,000           574,000
MINORITY INTEREST                                                                    969,601           900,083
                                                                                     -------           -------
    TOTAL LIABILITIES                                                              9,065,685         9,541,325
SHAREHOLDERS' EQUITY
  Preferred stock $.00001 par value-authorized 10,000,000 shares;
   issued and outstanding: none                                                            -                 -
  Common stock $.00001 par value-authorized 60,000,000 shares;
   issued: 3,681,983 and 3,421,983 shares, respectively of which 320,000
   shares are held as treasury stock                                                      37                34
   Paid-in capital                                                                   659,777           650,181
   Retained earnings                                                               5,370,143         4,411,600
                                                                                ------------      ------------
                                                                                   6,029,957         5,061,815
   Less treasury stock, at cost                                                     (305,000)         (305,000)
                                                                                    ---------         ---------
     TOTAL SHAREHOLDERS' EQUITY                                                    5,724,957         4,756,815
                                                                                ------------      ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $ 14,790,642      $ 14,298,140
                                                                                ------------      ------------

                 See notes to consolidated financial statements

                                 DIRECTOM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                        FOR THREE MONTHS ENDED JUNE 30,
                                  (UNAUDITED)

                                                 1999               1998
                                                 ----               ----

REVENUES
 Database                                    $  2,341,404       $  2,963,459
 Printing                                       1,875,285          2,535,650
 Printing - related company                       372,527            597,362
                                              ------------      ------------
    Total revenues                              4,589,216          6,096,471

COST OF REVENUE
 Database - related company                     1,354,183          1,245,898
 Database - other                                 445,266            482,759
 Printing                                       1,155,545          1,741,799
 Printing - related company                       144,040             92,510
                                              ------------      ------------
    Total cost of revenue                       3,099,034          3,562,966

 Selling, general and
  administrative expenses                         710,357          1,196,627
 Administrative fee - related party               324,308            445,755
 Depreciation and amortization                    214,973            194,224
                                              ------------      ------------
    Total costs and expenses                    4,348,672          5,399,572
                                              ------------      ------------

OTHER INCOME (EXPENSE)
 Interest expense                                 (82,132)          (101,148)
 Gain on sale of equipment                              -            190,000
 Miscellaneous income                              60,122             81,726
                                              ------------      ------------

    Total other income (expense)                  (22,010)           170,578
                                              ------------      ------------

Income from operations before income taxes
  and minority interest                           218,534            867,477
Provision for income taxes                         69,000            344,000
                                              ------------      ------------
Income from operations before minority
 interest                                         149,534            523,477
Minority interest in income of subsidiary          15,552             27,443
                                              ------------      ------------

Net income                                     $  133,982         $  496,034
                                              ------------      ------------

BASIC EARNINGS PER SHARE                       $     0.04         $     0.16
                                              ------------      ------------

DILUTED EARNINGS PER SHARE                     $     0.04         $     0.16
                                              ------------      ------------

                See notes to consolidated financial statements.

                                 DIRECTOM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                        FOR SIX MONTHS ENDED JUNE 30,
                                  (UNAUDITED)

                                                 1999               1998
                                                 ----               ----

REVENUES
 Database                                   $  7,898,201        $  6,008,577
 Printing                                      4,357,713           4,989,875
 Printing - related company                      925,993           1,281,054
                                            ------------      --------------
    Total revenues                            13,181,907          12,279,506

COST OF REVENUE
 Database - related company                    4,610,137           2,750,918
 Database - other                                854,029             993,668
 Printing                                      2,781,841           3,322,757
 Printing - related company                      144,040             251,040
                                            ------------      --------------
    Total cost of revenue                      8,390,047           7,318,383

 Selling, general and
  administrative expenses                      1,636,211           2,044,721
 Administrative fee - related party              931,051             881,625
 Depreciation and amortization                   429,668             481,248
                                            ------------      --------------
    Total costs and expenses                  11,386,977          10,725,977
                                            ------------      --------------

OTHER INCOME (EXPENSE)
 Interest expense                               (161,685)           (194,741)
 Gain on sale of equipment                             -             190,000
 Miscellaneous income                              93,816            125,132
                                            ------------      --------------

    Total other income (expense)                  (67,869)           120,391
                                            ------------      --------------

Income from operations before income taxes
  and minority interest                          1,727,061         1,673,920
Provision for income taxes                         699,000           668,000
                                                   -------           -------
Income from operations before minority interest  1,028,061         1,005,920
Minority interest in income of subsidiary           69,518            59,187
                                                ------------      ----------

Net income                                      $  958,543        $  946,733
                                                ----------        ----------

BASIC EARNINGS PER SHARE                        $     0.30        $     0.31
                                                ----------        ----------

DILUTED EARNINGS PER SHARE                      $     0.30        $     0.30
                                                ----------        ----------

                                DIRECTCOM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                         FOR SIX MONTHS ENDED JUNE 30,
                                  (UNAUDITED)

                                                          1999           1998
                                                          ----           ----

Cash flows from operating activities:
  Net income                                           $  958,543    $  946,733
  Adjustments to reconcile net income
   to net cash provided by operating activities:
   Depreciation and amortization                          429,668       481,248
   Bad debt expense                                        17,048        36,000
   Minority interest                                       69,518        59,187
   Deferred taxes                                         (41,000)      (66,300)
   Gain on sale of equipment                                           (190,000)
   (Increase) decrease in:
     Accounts receivable                                 (359,436)   (1,482,348)
     Inventory                                             82,204           785
     Prepaid and other current assets                     (16,952)      293,130
     Other assets                                          89,520      (208,992)
     Restricted cash                                            -        66,250
   Increase (decrease) in:
     Accounts payable                                    (225,819)      (24,226)
     Accounts payable - related company                  (101,416)      450,760
     Income taxes payable                                  47,750       (34,338)
     Accrued expenses and other current liabilities       (15,562)       35,215
     Deferred revenue                                     (30,000)        5,324
                                                          --------        -----

        Net cash provided by operating activies           904,066       368,428
                                                          -------       -------

Cash flows from investing activities:
   Purchase of property, plant and equipment              (92,712)   (1,524,425)
   Proceeds from sale of equipment                              -       190,000
   Change in restricted cash                                    -     1,333,750
                                                          --------    ---------

       Net cash used in investing activities              (92,712)         (675)
                                                          --------         -----

Cash flows from financing activities:
   Repayments of long-term debt                          (179,111)     (560,334)
   Issuance of common stock under stock option plan         9,600             -
                                                          -------      --------

        Net cash used in financing activities            (169,511)     (560,334)
                                                         ---------     ---------

Net Increase (decrease) in cash                           641,843      (192,581)

Cash at beginning of period                             3,026,447     2,837,427
                                                       ----------     ---------

Cash at end of period                                 $ 3,668,290   $ 2,644,846
                                                      -----------   -----------

                See notes to consolidated financial statements.

                                 DIRECTCOM, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and related footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE 2 - INVENTORIES

Inventories consist of the following:

                                         June 30, 1999       December 31, 1998
                                         -------------       -----------------

      Paper                              $    196,351        $    282,706
      Other raw materials                      85,514              67,178
      Work-in-process                         144,940             159,125
                                         ------------        ------------
                                         $    426,805        $    509,009
                                         ------------        ------------

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

ACCOUNTS PAYABLE - RELATED COMPANY

The accounts payable - related company as of June 30, 1999 and December 31, 1998 represents amounts due to NAC for printing and mailing services. Offset against the related party payable are receivables due from NAC of $247,782 as of June 30, 1999 and $60,567 as of December 31, 1998, for printing services provided to NAC. The increased receivables for the current period resulted from providing increased printing services to NAC.

ADMINISTRATIVE FEE - RELATED COMPANY

The administrative fee results from a management agreement with NAC for administrative, consulting and management support services provided to the Company. This fee is based on 7% of consolidated revenues. The amount due NAC as of June 30, 1999 related to this fee was $324,308.

                                 DIRECTCOM, INC.

                                   (UNAUDITED)


NOTE 4 - SHAREHOLDERS' EQUITY

During the second quarter of 1999, 240,000 shares of common stock under option were exercised at $.04 per share.

NOTE 5 - INCOME TAXES

Income tax expense consists of the Company's current liability for federal and state taxes and the change in the Company's deferred income tax assets and liabilities. Differences between the federal statutory rate and the Company's effective tax rate are primarily due to state taxes and certain non-deductible expenses.

The effective tax rate was approximately 40% for the six months ended June 30, 1999 and 1998, respectively. The provision for the six month period ended June 30, 1999 reflects management's estimate of the expected annual effective rate for the year ending December 31, 1999.

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS

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

NOTE 8 - SEGMENT INFORMATION
The Company organizes its business into three segments based on its product and service offerings: database, advertising and marketing agency, and printing services.

Segment data includes intercompany common customer revenues for contracted services between segments. Management evaluates the performance of the Company's segments based on EBITDA exclusive of the administrative fee, other income and extraordinary items.

The table below presents information about the Company's segments for the three months ended June 30, 1999.


JUNE 30, 1999              DATABASE       AGENCY        PRINTING       TOTAL
                           --------      ----------     --------       -----
            REVENUES      $  625,107    $ 1,716,297   $ 2,291,572   $ 4,632,976
            EBITDA          (163,873)       361,898       581,800       779,825


JUNE 30, 1998              DATABASE       AGENCY        PRINTING       TOTAL
                           --------      ----------     --------       -----
            REVENUES      $ 1,054,676   $ 1,908,783   $ 3,195,326   $ 6,158,785
            EBITDA            192,760       544,319       265,799     1,002,878

                                 DIRECTCOM, INC.

NOTE 8 - SEGMENT INFORMATION (Continued)

A reconciliation of the total segment revenues to total consolidated revenues and the total segment EBITDA to total consolidated income before income taxes for the three months ended June 30, 1999 and 1998 is as follows:

REVENUES                                   JUNE 30, 1999        JUNE 30, 1998
                                           -------------        -------------

Total segment revenues                    $  4,632,976         $  6,158,785
Elimination of intercompany revenue            (43,760)             (62,314)
                                          -------------        -------------
Consolidated revenues                     $  4,589,216         $  6,096,471
                                          ------------         ------------

EBITDA                                    JUNE 30, 1999        JUNE 30, 1998
                                          -------------        -------------

Total EBITDA for reportable segments      $    779,825         $  1,346,878
Management fee                                (324,308)            (455,755)
Interest expense                               (82,132)            (101,148)
Depreciation and amortization                 (214,973)            (194,224)
Other income                                    60,122              271,726
                                          ------------        -------------
Consolidated income before taxes          $    218,534        $     867,477
                                          ------------        -------------

The table below presents information about the Company's segments for the six months ended June 30, 1999.

JUNE 30, 1999              DATABASE       AGENCY        PRINTING       TOTAL
                           --------      ----------     --------       -----
            REVENUES     $ 1,378,142    $ 6,520,059   $ 5,402,527   $13,300,728
            EBITDA          (180,565)     1,712,982     1,623,232     3,155,649


JUNE 30, 1998              DATABASE       AGENCY        PRINTING       TOTAL
                           --------      ----------     --------       -----
            REVENUES     $  2,024,307   $ 3,984,270   $ 6,594,404   $12,602,981
            EBITDA          1,746,867       330,795       838,740     2,916,402

                                 DIRECTCOM, INC.

NOTE 8 - SEGMENT INFORMATION (Continued)

A reconciliation of the total segment revenues to total consolidated revenues and the total segment EBITDA to total consolidated income before income taxes for the six months ended June 30, 1999 and 1998 is as follows:

REVENUES                                   JUNE 30, 1999        JUNE 30, 1998
                                           -------------        -------------

Total segment revenues                    $ 13,300,728         $ 12,602,981
Elimination of intercompany revenue           (188,821)            (323,475)
                                          -------------        -------------
Consolidated revenues                     $ 13,181,907         $ 12,279,506
                                          ------------         ------------

EBITDA                                    JUNE 30, 1999        JUNE 30, 1998
                                          -------------        -------------

Total EBITDA for reportable segments      $  3,155,649         $  2,916,402
Management fee                                (931,051)            (881,625)
Interest expense                              (161,685)            (194,741)
Depreciation and amortization                 (429,668)            (481,248)
Other income                                    93,816              315,132
                                          ------------        -------------
Consolidated income before taxes          $  1,727,061        $   1,673,920
                                          ------------        -------------

At June 30, 1999 and December 31, 1998, approximately 23% and 65%, respectively, of the Company's accounts receivable balance was due from customers in the banking and credit card industry.

One customer accounted for 47% and 57% of the Company's total consolidated revenues for the six months ended June 30, 1999 and 1998, respectively.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

DirectCom, Inc. recently concluded a re-evaluation of the Company's direction and growth strategies. The Company's main focus of attention in this evaluation process was directed toward its database operations. The current database operations consist primarily of customer database management and maintenance services for its clients. The Company has decided to phase out these services, which is expected to occur prior to the end of August 1999. As part of this process, the Company will be relocating its headquarters to the executive offices of NAC in Armonk, New York to reduce costs. The Company intends to refocus its database expertise in the area of prospect database marketing systems rather than outsource databased customer management services. In particular, the Company is developing an Internet-based lead generation and fulfillment system. The system will allow clients to manage their direct mail marketing campaigns for lead generation via an online system that DirectCom will manage.

The Company continues to pursue its goal of providing seamless, integrated marketing and printing services to direct marketers through its printing and agency operations. DirectCom's strategy is to provide unmatched values in consulting, fulfillment, agency creative, production management, printing, direct mail and deliver to its customers a lower cost of production, reduced production cycles and a greater degree of control over the quality of each element of the campaign.

(a) RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

                                       1999
                                       ----
                     Database         Printing         Total
                     --------         --------         -----

Revenues            $  2,341,404     $  2,247,812     $  4,589,216
Gross profit             541,955          948,227        1,490,182
Operating income           3,748          214,786          218,534


                                       1998
                                       ----
Revenues            $  2,963,459     $  3,133,012     $  6,096,471
Gross profit           1,234,802        1,298,703        2,533,505
Operating income         474,784          392,693          867,477

Revenues
--------

Revenues decreased $1,507,255 from $6,096,471 for the three month period ended June 30, 1998 to $4,589,216 for the three month period ended June 30, 1999. The revenue decline related to the database operations is due in part to the directional change of the Company. The agency segment anticipated a reduction in revenue during the second quarter, due to the loss of a significant customer. The printing revenue decrease relates to decreased production for a specific customer, due to the customer restructuring their pricing requirements. Color Graphics made every effort to meet the competitive pricing structure, but made a conscious decision not to forego product quality and become a secondary supplier to the customer. Color Graphics expects to replace this revenue loss through the establishment of relationships with new customers.

Cost of Revenues
----------------

The Company's cost of revenues, as a percentage of revenues, was 67.5% for the three month period ended June 30, 1999 as compared to 58.4% for the three month period ended June 30, 1998.

The database cost of revenues for the three months ended June 30, 1999, as a percentage of database revenues, increased 18.4% from the prior period. The current period database cost of revenues - related company increased 15.8% and other database costs increased 2.6%. The related company increase resulted from an increase in costs associated with the direct mail production. The increase in other database costs relates primarily from the outsourcing of a customer project.

The printing cost of revenues for the three month period ended June 30, 1999, as a percentage of printing revenue, decreased approximately 1% compared to the prior period.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative
expenses decreased $486,270 for the three month period ended June 30, 1999 as compared to the prior period. The current period decrease is a result of approximately $389,250 in moving expenses incurred by the Company in the second quarter of 1998 related to the Color Graphics relocation to a new facility. No such expenses were incurred in 1999.

Administration fee - related company
------------------------------------

The administrative fee - related company decreased $121,447 for the three month period ended June 30,1999 as compared to the prior period. The current period decrease resulted from decreased revenue for the three months ended June 30, 1999. The administrative fee results from a management agreement with NAC for administrative, consulting and management support services provided to the Company. This fee is based on 7% of consolidated revenues.

Depreciation and Amortization
-----------------------------

Depreciation and amortization expense increased $20,749 for the three month period ended June 30,1999. 1999 as compared to the prior period. The increase resulted primarily from the prior year purchase of property, plant and equipment.

Interest Expense
----------------

Interest expense decreased $19,016 for the three month period ended June 30, 1999 as compared to the prior period. The current period decrease resulted from reduced interest rates on a long term note payable.

Other income (expense)
----------------------

Miscellaneous income primarily represents interest income on the Company's cash deposits. The current period decrease in interest income is attributed to the decreased cash balances during the second quarter of 1999 as compared to the same period in 1998. The current period decrease results primarily from the decrease in the 1998 restricted cash balance for borrowings associated with the purchase of a building, related land and renovations for the relocation of Color Graphics.

Provision for Income Taxes
--------------------------

The provision for income taxes decreased as a result of the decrease in taxable income. The effective tax rate was approximately 31.6% and 39.7% for the three months ended June 30, 1999 and 1998, respectively. The decreased effective rate in the second quarter 1999 is due to an adjustment to correct the tax accrual in the first quarter of 1999.

(B) RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

                                       1999
                                       ----
                     Database         Printing         Total
                     --------         --------         -----

Revenues            $  7,898,201     $  5,283,706     $ 13,181,907
Gross profit           2,434,035        2,357,825        4,791,860
Operating income         917,887          809,174        1,727,061


                                       1998
                                       ----
Revenues            $  6,008,577     $  6,270,929     $ 12,279,506
Gross profit           2,263,991        2,697,132        4,961,123
Operating income         895,156          778,764        1,673,920

Revenues
--------

Revenues increased $902,401 from $12,279,506 for the six months ended June 30, 1998 to $13,181,907 for the six months ended June 30, 1999. The growth in revenue is attributed to the agency segment of the database business. The agency segment experienced a growth pattern in direct mail production during the first quarter of 1999, however, effective May 1, 1999 the Company experienced a reduction in revenues generated from the agency segment, due to the loss of a significant customer. The revenue decrease related to the database operations is due in part to the directional change of the Company. The printing revenue decrease relates to decreased production for a specific customer, due to the customer restructuring their pricing requirements. Color Graphics made every effort to meet the competitive pricing structure, but made a conscious decision not to forego product quality and become a secondary supplier to the customer. Color Graphics expects to replace this revenue loss through the establishment of relationships with new customers.

Cost of Revenues
----------------

The Company's cost of revenues, as a percentage of revenues, was 63.6% for the six month period ended June 30, 1999 as compared to 59.6% for the prior period.

The database cost of revenues for the six months ended June 30, 1999, as a percentage of database revenues, increased 6.9% from the prior period. The current period database cost of revenues - related company - as a percentage of database revenues increased 12.6% due to the increased printing and mailing sales volume, resulting from agency activity. The related party increase is offset by a 5.7% decrease in other database costs as a percentage of database revenues, caused primarily from a reduction in salaries and benefits.

The printing cost of revenues for the six month period ended June 30, 1999, as a percentage of printing revenue, decreased 1.5% compared to the prior period as a result of the decrease of cost of raw materials going into production.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses decreased $408,510 in 1999 as compared to the prior period. The current period decrease is a result of approximately $424,578 in moving expenses incurred by the Company in the first quarter and second quarter of 1998 related to the Color Graphics relocation to a new facility. No such expenses were incurred in 1999.

Administration fee - related company
------------------------------------

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

Depreciation and Amortization
-----------------------------

Depreciation and amortization expense decreased $72,329 in 1999 as compared to the prior period. The decrease resulted primarily from an increasing number of fully depreciated fixed assets still in use by the Company offset by new property, plant and equipment purchases.

Interest Expense
----------------

Interest expense decreased $14,964 for the six month period ended June 30, 1999 as compared to the prior period. The current period decrease resulted from reduced interest rates on a long term note payable.

Other income (expense)
----------------------

Miscellaneous income primarily represents interest income on the Company's cash deposits. The increase in interest income is attributed to the overall increased cash balances throughout the first quarter of 1999 as compared to the same period in 1998.

Provision for Income Taxes
--------------------------

The provision for income taxes for the six month period ended June 30, 1999 reflects management's estimate of the expected annual effective rate, of approximately 40%, for the year ending December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

                                            6/30/99           12/31/98
                                            -------           --------

   Working capital                      $  4,874,148        $  3,630,122
   Cash                                    3,668,290           3,026,447
                                           ---------           ---------

                                            6/30/99           6/30/98
                                            -------           -------

   Cash provided by operating activities     904,066             368,428
   Cash used in investing activities          93,251              93,815
   Cash used in financing activities          65,198              54,862

Working capital increased as of June 30, 1999 by $1,244,026 as compared to the working capital as of December 31, 1998 due primarily to increased cash flow from operations which resulted in higher cash levels.

The current period increase in the accounts receivable is attributed to the collection activity related to one customer. The collection of funds is not a result of a dispute relating to provided services, but rather the customer's recent internal procedural changes resulting in slow internal payment process. Although the receivables increased during the current period, they were substantially less than the prior period comparative, which accounts for the overall increase in cash flow from operations.

The current investing activity resulted from capital expenditures for the period. The Company expects to continue to invest in capital assets to support its growth.

The current cash used in financing activities resulted from the reduction in the Company's long-term debt.

At June 30, 1999, the Company had outstanding debt of $5,689,900 primarily in the form of notes payable. The amount available under the Company's lines of credit at June 30, 1999 was approximately $3,500,000. The Company anticipates that current cash balances will provide sufficient funds to meet its working capital and capital expenditures through December 31, 1999.

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

The Company has not yet fully developed a comprehensive contingency plan to address situations that may result if the Company is unable to achieve Year 2000 readiness of its critical operations, but is expected to have a plan in place by the end of the third quarter 1999. There can be no assurance that the Company will be able to develop a contingency plan that will adequately address issues that may arise in the year 2000.

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