Form 10-Q
period 1999-09-30
DIRECTCOM INC
filed 1999-11-10
CIK 847388

------------------------------------------------------------------------------

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

(MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ............ to ............

                         COMMISSION FILE NUMBER 33-27603

                         -------------------------------

                                 DIRECTCOM, INC.

             (Exact name of registrant as specified in its charter)


                 Delaware                                         22-2942013
(State or other jurisdiction of incorporation or organization) (IRS Employer
                                                             Identification No.)

                                 20 Maple Avenue
                             Armonk, New York 10504
                    (Address of principal executive offices)


                                 (914) 273-8620
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    YES X  NO
                                        --   --
The number of shares of Common Stock of the Registrant outstanding as of September 30, 1999 was 3,361,983.

         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL INFORMATION
         ---------------------

                                                                                             Page No.
                                                                                             --------
Consolidated balance sheets - September 30, 1999 (unaudited) and December 31, 1998                2

Consolidated statements of operations (unaudited) - Three months ended
 September 30, 1999 and 1998                                                                      3

Consolidated statements of operations (unaudited) - Nine months ended
 September 30, 1999 and 1998                                                                      4

Consolidated statements of cash flows (unaudited) - Nine months ended
 September 30, 1999 and 1998                                                                      5

Notes to consolidated financial statements                                                        6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS                                                                 10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                              15

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

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         None


ITEM 5.  OTHER INFORMATION
         -----------------

The basic and diluted  earnings per common share for the nine months ended  September  30, 1999 is  calculated  as follows:

          Common shares outstanding                    3,361,983
          Common shares equivalents outstanding           68,000
          Net Income                                  $1,088,217
          Per share - Basic                           $      .34
          Per share - Diluted                         $      .34

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         None

                                                      DIRECTCOM, INC.

                                                CONSOLIDATED BALANCE SHEETS

                                                          ASSETS

                                                                                      September 30, 1999     December 31, 1998
                                                                                      ------------------     -----------------
                                                                                        (Unaudited)
CURRENT ASSETS
    Cash                                                                                    $ 4,097,768         $ 3,026,447
    Accounts receivable, net of allowance for doubtful accounts of $207,266 and
     $188,218 as of September 30, 1999 and December 31, 1998, respectively                    2,148,799           2,448,507
    Inventory                                                                                   201,565             509,009
    Prepaid and other current assets                                                            231,312             249,300
                                                                                                -------             -------
         Total current assets                                                                 6,679,444           6,233,263
PROPERTY, PLANT AND EQUIPMENT, Net                                                            6,847,922           7,373,467
OTHER ASSETS                                                                                    774,877             691,410
                                                                                                -------             -------
TOTAL ASSETS                                                                                $14,302,243         $14,298,140
                                                                                            ===========         ===========
                                           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Current maturities of long-term debt                                                        404,910             404,910
    Accounts payable                                                                            125,356             372,047
    Accounts payable - related company                                                          251,812           1,107,941
    Income taxes payable                                                                        409,659             214,909
    Accrued expenses and other current liabilities                                              498,944             473,334
    Deferred revenue                                                                                  -              30,000
                                                                                               --------              ------
         Total current liabilities                                                            1,690,681           2,603,141
LONG-TERM DEBT                                                                                5,220,326           5,464,101
DEFERRED INCOME TAXES                                                                           519,000             574,000
MINORITY INTEREST                                                                             1,017,605             900,083
                                                                                              ---------             -------
         TOTAL LIABILITIES                                                                    8,447,612           9,541,325
SHAREHOLDERS' EQUITY
   Preferred stock $.00001 par value - authorized 10,000,000 shares;
     issued and outstanding: none                                                                     -                   -
   Common stock $.00001 par value - authorized 60,000,000 shares;
     issued: 3,681,983 and 3,421,983 shares, respectively of which 320,000
     shares are held as treasury stock                                                               37                  34
    Paid-in capital                                                                             659,777             650,181
    Retained earnings                                                                         5,499,817           4,411,600
                                                                                              ---------           ---------
                                                                                              6,159,631           5,061,815
    Less treasury stock, at cost                                                               (305,000)           (305,000)
                                                                                               ---------           ---------
         TOTAL SHAREHOLDERS' EQUITY                                                           5,854,631           4,756,815
                                                                                              ---------           ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                  $14,302,243         $14,298,140
                                                                                            ===========         ===========

                 See notes to consolidated financial statements

                                        DIRECTCOM, INC.

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                              FOR THREE MONTHS ENDED SEPTEMBER 30,
                                          (UNAUDITED)

                                                                         1999             1998
                                                                         ----             ----

REVENUES
  Database                                                          $ 1,219,078      $ 2,905,813
  Printing                                                            2,099,979        2,095,841
  Printing - related company                                            779,508          544,317
                                                                        -------          -------
        Total revenues                                                4,098,565        5,545,971

COST OF REVENUE
  Database - related company                                            946,518        1,179,379
  Database - other                                                      188,969          475,912
  Printing                                                            1,492,983        1,507,528
  Printing - related company                                             62,267                -
                                                                         ------       ----------
        Total cost of revenue                                         2,690,737        3,162,819

  Selling, general and
    administrative expenses                                             570,555          998,492
  Administrative fee - related party                                    294,719          376,972
  Depreciation and amortization                                         212,369          222,811
                                                                        -------          -------
        Total costs and expenses                                      3,768,380        4,761,094
                                                                      ---------        ---------
OTHER INCOME (EXPENSE)
  Interest expense                                                     (80,557)         (98,078)
  Gain on sale of equipment                                              6,864            9,749
  Miscellaneous income                                                  45,187           68,096
                                                                        ------           ------
        Total other income (expense)                                   (28,506)         (20,233)
                                                                       --------         --------
Income from operations before income taxes
  and minority interest                                                301,679          764,644
Provision for income taxes                                             124,000          312,000
                                                                       -------          -------
Income from operations before minority interest                        177,679          452,644
Minority interest in income of subsidiary                               48,004           21,331
                                                                        ------           ------
Net income                                                           $ 129,675        $ 431,313
                                                                     =========        =========
BASIC EARNINGS PER SHARE                                                $ 0.04           $ 0.14
                                                                     =========        =========
DILUTED EARNINGS PER SHARE                                              $ 0.04           $ 0.14
                                                                     =========        =========

                        See notes to consolidated financial statements.

                                        DIRECTCOM, INC.

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                              FOR NINE MONTHS ENDED SEPTEMBER 30,
                                          (UNAUDITED)

                                                                       1999             1998
                                                                       ----             ----

REVENUES
  Database                                                           $9,117,279       $8,914,391
  Printing                                                            6,457,692        7,275,717
  Printing - related company                                          1,705,501        1,825,371
                                                                      ---------        ---------
        Total revenues                                               17,280,472       18,015,479

COST OF REVENUE
  Database - related company                                          5,556,655        3,930,296
  Database - other                                                    1,190,579        1,503,803
  Printing                                                            4,274,824        4,830,285
  Printing - related company                                            206,308          251,040
                                                                        -------          -------
        Total cost of revenue                                        11,228,366       10,515,424

  Selling, general and
    administrative expenses                                           2,059,185        3,198,991
  Administrative fee - related party                                  1,225,770        1,258,597
  Depreciation and amortization                                         642,037          704,059
                                                                        -------          -------
        Total costs and expenses                                     15,155,358       15,677,071
                                                                     ----------       ----------
OTHER INCOME (EXPENSE)
  Interest expense                                                     (242,242)        (292,820)
  Gain on sale of equipment                                               6,864          199,749
  Miscellaneous income                                                  139,003          193,228
                                                                        -------          -------
        Total other income (expense)                                    (96,375)        100,157
                                                                        --------        -------
Income from operations before income taxes
  and minority interest                                               2,028,739        2,438,565
Provision for income taxes                                              823,000          980,000
                                                                     ----------       ----------
Income from operations before minority interest                       1,205,739        1,458,565
Minority interest in income of subsidiary                               117,522           80,518
                                                                        -------           ------
Net income                                                           $1,088,217       $1,378,047
                                                                     ==========       ==========
BASIC EARNINGS PER SHARE                                                 $ 0.34           $ 0.44
                                                                     ==========       ==========
DILUTED EARNINGS PER SHARE                                               $ 0.34           $ 0.44
                                                                     ==========       ==========

                        See notes to consolidated financial statements.

                                        DIRECTCOM, INC.

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                              FOR NINE MONTHS ENDED SEPTEMBER 30,
                                          (UNAUDITED)

                                                                          1999             1998
                                                                          ----             ----

Cash flows from operating activities:
    Net income                                                       $1,088,217       $1,378,047
    Adjustments to reconcile net income
        to net cash provided by operating activities:
        Depreciation and amortization                                   642,037          704,059
        Bad debt expense                                                 19,048           54,000
        Minority interest                                               117,522           80,518
        Deferred taxes                                                  (55,000)         (65,000)
        Gain on sale of equipment                                        (6,864)        (199,749)
        (Increase) decrease in:
           Accounts receivable                                          280,660         (233,155)
           Inventory                                                    307,444           46,137
           Prepaid and other current assets                              17,987          652,626
           Other assets                                                  91,533          338,496
        Increase (decrease) in:
           Accounts payable                                            (246,691)         (28,130)
           Accounts payable - related company                          (856,129)        (619,395)
           Income taxes payable                                         194,750          (82,847)
           Accrued expenses and other current liabilities                25,610           67,241
           Deferred revenue                                             (30,000)               -
                                                                        --------         -------
                 Net cash provided by operating activities            1,590,124        2,092,848
                                                                      ---------        ---------
Cash flows from investing activities:
        Purchase of property, plant and equipment                      (116,492)      (2,563,461)
        Investment in partnership                                      (175,000)               -
        Proceeds from sale of equipment                                   6,864          199,749
        Change in restricted cash                                             -        1,400,000
                                                                       ---------       ---------
                 Net cash used in investing activities                 (284,628)        (963,712)
                                                                       ---------        ---------
Cash flows from financing activities:
        Repayments of long-term debt                                   (243,775)        (616,386)
        Issuance of common stock under stock option plan                  9,600                -
                                                                          -----         --------
                 Net cash used in financing activities                 (234,175)        (616,386)
                                                                       ---------        ---------
Net increase  (decrease) in cash                                      1,071,321          512,750

Cash at beginning of period                                           3,026,447        2,837,427
                                                                      =========        =========
Cash at end of period                                                $4,097,768       $3,350,177
                                                                     ==========       ==========

                        See notes to consolidated financial statements.

                                 DIRECTCOM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and related footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


NOTE 2 - INVENTORIES

Inventories consist of the following:


                                    September 30, 1999     December 31, 1998
                                    ------------------     -----------------

        Paper                            $ 95,276             $ 282,706
        Other raw materials                64,057                67,178
        Work-in-process                    42,232               159,125
                                           ------               -------
                                        $ 201,565             $ 509,009
                                        =========             =========

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

ACCOUNTS PAYABLE - RELATED COMPANY

The accounts payable - related company as of September 30, 1999 and December 31, 1998 represents amounts due to NAC for printing and mailing services. Offset against the related party payable are receivables due from NAC of $412,598 as of September 30, 1999 and $60,567 as of December 31, 1998, for printing services provided to NAC. The increased receivables for the current period resulted from providing increased printing services to NAC.

ADMINISTRATIVE FEE - RELATED COMPANY

The administrative fee results from a management agreement with NAC for administrative, consulting and management support services provided to the Company. This fee is based on 7% of consolidated revenues. The amount due NAC as of September 30, 1999 related to this fee was $294,719.

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

The effective tax rate was 40.5% for the nine months ended September 30, 1999 and 1998, respectively. The provision for the nine month period ended September 30, 1999 reflects management's estimate of the expected annual effective rate for the year ending December 31, 1999.

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

The table below presents information about the Company's segments for the three months ended September 30, 1999.

September 30, 1999                 Database        Agency         Printing           Total
                                   --------        ------         --------           -----
                Revenues           $ 120,729      $1,098,349      $2,991,200       $ 4,210,278
                EBITDA              (130,180)          7,600         959,853           837,273


September 30, 1998                 Database        Agency         Printing           Total
                                   --------        ------         --------           -----
                Revenues           $ 978,757      $1,927,057      $2,703,534       $ 5,609,348
                EBITDA               112,011         600,073         672,575         1,384,659

                                 DIRECTCOM, INC.

NOTE 8 - SEGMENT INFORMATION (Continued)

A reconciliation of the total segment revenues to total consolidated revenues and the total segment EBITDA to total consolidated income before income taxes for the three months ended September 30, 1999 and 1998 is as follows:

Revenues                                         September 30, 1999       September 30, 1998
                                                 ------------------       ------------------
Total segment revenues                              $ 4,210,278              $ 5,609,348
Elimination of intercompany revenue                    (111,713)                 (63,377)
                                                       ---------                 --------
Consolidated revenues                               $ 4,098,565              $ 5,545,971
                                                    ===========              ===========
EBITDA                                           September 30, 1999       September 30, 1998
                                                 ------------------       ------------------
Total EBITDA for reportable segments                  $ 837,273              $ 1,384,659
Management fee                                         (294,719)                (376,972)
Interest expense                                        (80,557)                 (98,078)
Depreciation and amortization                          (212,369)                (222,811)
Other income                                             52,051                   77,846
                                                         ------                   ------
Consolidated income before taxes                      $ 301,679                $ 764,644
                                                      ==========              ==========
The table below presents information about the Company's segments for the nine months ended September 30, 1999.

September 30, 1999                 Database        Agency         Printing           Total
                                   --------        ------         --------           -----
                Revenues          $1,498,871      $7,618,408      $8,393,727       $17,511,006
                EBITDA              (310,746)      1,720,583       2,583,085         3,992,922

September 30, 1998                 Database        Agency         Printing           Total
                                   --------        ------         --------           -----
                Revenues          $3,003,063      $5,911,327      $9,487,940       $18,402,330
                EBITDA               507,539       1,606,527       2,186,997         4,301,063

                                 DIRECTCOM, INC.

NOTE 8 - SEGMENT INFORMATION (Continued)

A reconciliation of the total segment revenues to total consolidated revenues and the total segment EBITDA to total consolidated income before income taxes for the nine months ended September 30, 1999 and 1998 is as follows:

Revenues                                         September 30, 1999      September 30, 1998
                                                 ------------------      ------------------
Total segment revenues                             $ 17,511,006            $ 18,402,330
Elimination of intercompany revenue                    (230,534)               (386,851)
                                                       ---------               ---------
Consolidated revenues                              $ 17,280,472            $ 18,015,479
                                                   ============            ============
EBITDA                                           September 30, 1999      September 30, 1998
                                                 ------------------      ------------------
Total EBITDA for reportable segments                $ 3,992,921             $ 4,301,064
Management fee                                       (1,225,770)             (1,258,597)
Interest expense                                       (242,242)               (292,820)
Depreciation and amortization                          (642,037)               (704,059)
Other income                                            145,867                 392,977
                                                        -------                 -------
Consolidated income before taxes                    $ 2,028,739             $ 2,438,565
                                                    ===========             ===========

At September 30, 1999 and December 31, 1998, approximately 35% and 65%, respectively, of the Company's accounts receivable balance was due from customers in the banking and credit card industry. One customer accounted for 42% and 58% of the Company's total consolidated revenues for the nine months ended September 30, 1999 and 1998, respectively.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF Operations.

General

DirectCom, Inc. recently concluded a re-evaluation of the Company's direction and growth strategies. The Company's main focus of attention in this evaluation process was directed toward its database operations. The current database operations consist primarily of customer database management and maintenance services for its clients. The Company has phased out these services, as of August 31, 1999. As part of this process, the Company relocated their headquarters to Armonk, New York. The Company intends to focus its database expertise in the area of prospect, or non-customer, database marketing systems. In particular, the Company is developing an Internet-based lead generation and fulfillment system. The system will allow clients to manage their direct mail marketing campaigns for lead generation via an online system that DirectCom will manage.

The Company continues to pursue its goal of providing seamless, integrated marketing and printing services to direct marketers through its printing and agency operations. DirectCom's strategy is to provide unmatched values in consulting, fulfillment, agency creative, production management, printing and direct mail to deliver its customers a lower cost of production, reduced production cycles and a greater degree of control over the quality of each element of the campaign.

(A) RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998
                                              1999
                                              ----
                           Database          Printing           Total
                           --------          --------           -----

  Revenues                $ 1,219,078       $ 2,879,487       $4,098,565
  Gross profit                 83,591         1,324,237        1,407,828
  Operating income           (234,410)          536,089          301,679

                                              1998
                                              ----
  Revenues                $ 2,905,813       $ 2,640,158       $5,545,971
  Gross profit              1,250,522         1,132,630        2,383,152
  Operating income            475,198           289,446          764,644

Revenues
--------

Revenues decreased $1,447,406 from $5,545,971 for the three month period ended September 30, 1998 to $4,098,565 for the three month period ended September 30, 1999. The revenue decline related to the database operations is due in part to the directional change of the Company. The agency segment anticipated a reduction in revenue during the third quarter, due to the loss of a significant customer. The printing revenue increased during the current period comparison, despite the loss of a significant customer during the second quarter of 1999. The printing revenue increase is representative of the Company's efforts to establish new customer relationships and increase services to existing customers.

Cost of Revenues
----------------

The Company's cost of revenues, as a percentage of revenues, was 65.6% for the three month period ended September 30, 1999 as compared to 57% for the three month period ended September 30, 1998.

The database cost of revenues for the three months ended September 30, 1999, as a percentage of database revenues, increased 36.2% from the prior period. The current period database cost of revenues - related company increased 37% and is offset by a decrease of .8% in other database costs. The related company increase resulted from an increase in costs associated with the direct mail production.

The printing cost of revenues for the three month period ended September 30, 1999, as a percentage of printing revenue, decreased 3% compared to the prior period. The printing cost of revenue decrease resulted from an increase in customer supplied raw materials and the Company's improvement in operational efficiency.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses decreased $427,937 for the three month period ended September 30, 1999 as compared to the prior period. The current period decrease resulted largely in part to the reduction in operational costs associated with the closing of the Company's database operation. The current period decrease also reflects approximately $65,000 in moving expenses incurred by the Company in the third quarter of 1998 related to the Color Graphics relocation to a new facility. No such expenses were incurred in 1999.

Administration fee - related company
------------------------------------

The administrative fee - related company decreased $82,253 for the three month period ended September 30,1999 as compared to the prior period. The current period decrease resulted from decreased revenue for the three months ended September 30, 1999. The administrative fee results from a management agreement with NAC for administrative, consulting and management support services provided to the Company. This fee is based on 7% of consolidated revenues.

Depreciation and Amortization
-----------------------------

Depreciation and amortization expense decreased $10,442 for the three month period ended September 30, 1999 as compared to the prior period. The decrease resulted primarily from an increasing number of fully depreciated fixed assets still in use by the Company offset by new property, plant and equipment purchases.

Interest Expense
----------------

Interest expense decreased $17,521 for the three month period ended September 30, 1999 as compared to the prior period. The current period decrease resulted from reduced interest rates and the reduction of long term notes payable.

Other income (expense)
----------------------

Miscellaneous income primarily represents interest income on the Company's cash deposits. The current period decrease is attributed to the receipt of certain miscellaneous income during the third quarter of 1998 that is not applicable to the current period.

Provision for Income Taxes
--------------------------

The provision for income taxes decreased as a result of the decrease in taxable income. The effective tax rate was approximately 41.1% and 40.8% for the three months ended September 30, 1999 and 1998, respectively.

(B) RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

                                                1999
                                                ----
                             Database          Printing           Total
                             --------          --------           -----

    Revenues                $ 9,117,279       $ 8,163,193     $ 17,280,472
    Gross profit              2,370,045         3,682,061        6,052,106
    Operating income            683,475         1,345,263        2,028,739

                                                1998
                                                ----
    Revenues                $ 8,914,391       $ 9,101,088     $ 18,015,479
    Gross profit              3,480,292         4,019,763        7,500,055
    Operating income          1,361,012         1,077,553        2,438,565

Revenues
--------

Revenues decreased $735,007 to $17,280,472 for the nine months ended September 30, 1999 from $18,018,479 for the nine months ended September 30, 1999. The revenue decline is attributed to the printing segment of the Company. The printing revenue decrease relates to decreased production for a specific customer, due to the customer restructuring their pricing requirements. Color Graphics made every effort to meet the competitive pricing structure, but made a conscious decision not to forego product quality and become a secondary supplier to the customer. Color Graphics expects to replace this revenue loss through the establishment of relationships with new customers. The agency segment experienced a growth pattern in direct mail production during the first quarter of 1999, however effective May 1, 1999 the Company experienced a reduction in revenues generated from the agency segment, due to the loss of a significant customer. The revenue decrease related to the database operations is due in part to the directional change of the Company.

Cost of Revenues
----------------

The Company's cost of revenues, as a percentage of revenues, was 64.9% for the nine month period ended September 30, 1999 as compared to 58.3% for the prior period.

The database cost of revenues for the nine months ended September 30, 1999, as a percentage of database revenues, increased 13.1% from the prior period. The current period database cost of revenues - related company - as a percentage of database revenues increased 16.9% due to the increased printing and mailing sales volume during the first quarter of 1999, resulting from agency activity. The related party increase is offset by a 3.8% decrease in other database costs as a percentage of database revenues. The database costs will continue to decline, which is a direct result of closing the database operations.

The printing cost of revenues for the nine month period ended September 30, 1999, as a percentage of printing revenue, decreased 1% compared to the prior period as a result of the decrease of cost of raw materials going into production.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses decreased $1,139,806 in 1999 as compared to the prior period. The current period decrease resulted largely in part to the reduction in operational costs associated with the closing of the Company's database operation. The current period decrease also reflects approximately $489,390 in moving expenses incurred by the Company in 1998 related to the Color Graphics relocation to a new facility. No such expenses were incurred in 1999.

Administration fee - related company
------------------------------------

The administrative fee - related company decreased $32,827 in 1999 as compared to the prior period. The current period decrease resulted from a decrease in revenue for the current period. The administrative fee results from a management agreement with NAC for administrative, consulting and management support services provided to the Company. This fee is based on 7% of consolidated revenues.

Depreciation and Amortization
-----------------------------

Depreciation and amortization expense decreased $62,022 in 1999 as compared to the prior period. The decrease resulted primarily from an increasing number of fully depreciated fixed assets still in use by the Company offset by new property, plant and equipment purchases.

Interest Expense
----------------

Interest expense decreased $50,578 for the nine month period ended September 30, 1999 as compared to the prior period. The current period decrease resulted from reduced interest rates on a long term note payable.

Other income (expense)
----------------------

Miscellaneous income primarily represents interest income on the Company's cash deposits. The current period decrease is attributed to certain miscellaneous income received during the prior period that is not applicable to the current period.

Provision for Income Taxes
--------------------------

The provision for income taxes for the nine month period ended September 30, 1999 reflects management's estimate of the expected annual effective rate, of approximately 40%, for the year ending December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------

                                                      9/30/99        12/31/98
                                                      -------        --------

          Working capital                            $4,988,763      $3,630,122
          Cash                                        4,097,768       3,026,447

                                                      9/30/99         9/30/98
                                                      -------         -------

          Cash provided by operating activities       1,590,124       2,092,848
          Cash used in investing activities             284,628         963,712
          Cash used in financing activities             234,175         616,386


Working capital increased as of September 30, 1999 by $1,358,641 as compared to the working capital as of December 31, 1998 due primarily to increased cash levels and a decrease in related party payables.

The decrease in cash provided by operating activities is due primarily to the decrease in net income.

The current investing activity resulted from additional capital provided in the Company's partnership investment and capital expenditures. The Company expects to continue to invest in capital assets to support its growth.

The current cash used in financing activities resulted from the reduction in the Company's long-term debt.

At September 30, 1999, the Company had outstanding debt of $5,625,236 primarily in the form of notes payable. The amount available under the Company's lines of credit at September 30, 1999 was approximately $3,500,000. The Company anticipates that current cash balances will provide sufficient funds to meet its working capital and capital expenditures through December 31, 1999.

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

Impact of Year 2000 Issues
--------------------------

The Company continues its effort in assessing its computer applications to insure their functionality with respect to the "Year 2000" millennium change. The assessment phase has been completed and remediation and compliance testing are currently being scheduled and executed. The Company will continue testing internal systems during the fourth quarter of 1999 for any potential issues associated with the Year 2000. There can be no assurance that the Company will be successful in its effort to resolve all Year 2000 issues. If required modifications to existing software and conversions to new software are not made, or are not completed in a timely fashion, the Year 2000 issue could have a material impact on the operations of the Company.

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

The Company has not yet fully developed a comprehensive contingency plan to address situations that may result if the Company is unable to achieve Year 2000 readiness of its critical operations, but is expected to have a plan in place prior to the end of the year. There can be no assurance that the Company will be able to develop a contingency plan that will adequately address issues that may arise in the year 2000.

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