Form 10-K
period 1999-12-31
DIRECTCOM INC
filed 2000-04-14
CIK 847388

--------------------------------------------------------------------------------

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999
                         Commission File Number 0-22475
                              --------------------

                                 DIRECTCOM, INC.
             (Exact name of registrant as specified in its charter)


             Delaware                                      22-2942013
 (State or other jurisdiction of               (IRS Employer Identification No.)
  incorporation or organization)

20 Maple Avenue                                               10504
Armonk, New York                                            (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code: (914) 273-8620

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the 616,981 shares of voting stock held by non-affiliates of the Registrant as of March 24, 2000 (based on the aggregate market value of the stock computed by reference to the price at which the stock was most recently sold in an arm's-length transaction) was $327,000.

         The number of shares of Common Stock of the Registrant outstanding as of March 24, 2000 was1,656,981.

                                                      PART I


ITEM 1. BUSINESS.

General
-------

         DirectCom, Inc. ("DirectCom" or the "Company"), established in 1989, is a full service direct marketing company providing direct marketing services to direct marketers. These services include direct mail creative development, campaign management, and direct mail production. DirectCom assists its customers in devising marketing strategies that focus on relationship marketing and developing marketing programs to improve customer acquisition, retention, and activation.

         DirectCom abandoned its database services business in 1999, which included strategic consulting, data warehouse development, data mining, list processing and data enhancement. The Company's decision to discontinue this line of business was a result of the departure of two former executive's responsible for this business and the loss of a large client for these services.

         DirectCom is headquartered in Armonk, New York, where it manages direct marketing programs. DirectCom has a Wilmington, Delaware office where it provides creative services in which graphic artists and copywriters prepare direct mail packages to achieve a client's marketing objectives. Once a prospective mail piece has been chosen by a client, DirectCom can print the promotional material at its subsidiary, Color Graphics, Inc., located in Mt. Laurel, New Jersey.

Business Strategy
-----------------

         DirectCom is implementing the following strategy: (1) the expansion of its existing customer base through targeted business development in selected industries; (2) growth through joint ventures; (3) cross selling of services to existing customers; and (4) introduction of new products and services.

         In 1998 DirectCom entered into a joint venture with MRC Direct Mail, Inc. to form Direct Sort, LLC to engage principally in direct mail sorting.

DirectCom Products and Services
-------------------------------

         DirectCom provides customized services for a specific component of a client's advertising or marketing program, such as direct mail creative design, list strategy, production of the printed insert or envelope product, and packaging and mailing. Alternatively, DirectCom can provide a turnkey service whereby it assumes responsibility for the entire project, from marketing planning, design and production of the direct mail marketing materials, and the actual mailing of the finished printed products.

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

Markets and Marketing
---------------------

         DirectCom's market for its services is nationwide and is not confined to any specific sector or type of business. Currently, management has focused its marketing efforts primarily on financial institutions and insurance companies. Two customers, Capital One and American Express, accounted for more than 10% of DirectCom's sales revenues in 1999. Capital One ceased to be a client of the Company effective December 1999. Capital One accounted for approximately 43% of the Company's 1999 revenue. The Company is actively seeking new clients to minimize the financial impact of losing Capital One as a client. In addition, DirectCom's customers include, among others, AT&T, First USA, and Grey, Inc.. DirectCom markets its services primarily through referrals, client recommendations, print advertising, industry trade shows and conferences.

         Management believes that the comprehensive integrated character of its services and its expertise in information-based marketing techniques offer clients a unique and highly effective approach to direct mail advertising and marketing. DirectCom is able to analyze data provided by clients to develop effective marketing campaigns, produce the marketing material analyze the results of the programs to further refine and improve the effectiveness of future marketing efforts. Management believes that its customized services provide its clients with products best suited to each client's needs.

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

Employees
---------

         DirectCom employed a total of 80 people as of December 31, 1999, comprised of eight people in its creative business and 72 people in its Color Graphics subsidiary.

Environmental Matters
---------------------

         DirectCom believes that it is substantially in compliance with all regulations concerning the discharge of materials into the environment, and such regulations have not had a material effect on the capital expenditures or operations for DirectCom.

Raw Materials
-------------

         The principal raw materials used by Color Graphics are paper and ink. Paper is purchased directly from major paper producers, including Union Camp, and indirectly from paper merchants, including RIS Paper and Finch, Pruyn & Company. Color Graphics purchases most of its ink from larger suppliers of ink, including Monarch Color Corp. and Flint Ink. Raw materials inventory is maintained on a just-in-time basis.

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

ITEM 2. PROPERTIES.

         DirectCom is headquartered in Armonk, New York with its affiliate, North American Communications, Inc. ("NAC"). The Company has left its former headquarters at 3 Garret Mountain Plaza, West Paterson, New Jersey 07424, where it leases approximately 10,000 square feet under a lease which commenced March 1, 1997 and expires May 1, 2002, with an option to renew for a five-year term. The Company is attempting to sublet this office space.

         Color Graphics occupies a 66,100 square foot building on approximately four acres of land in Mount Laurel, New Jersey. DirectCom also leases its office in Wilmington, Delaware that consists of 800 square feet. That lease expires April 30, 2001 with an option to renew for a three year term.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders of DirectCom through the solicitation of proxies or otherwise during the fourth quarter of 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         DirectCom's common stock (the "Common Stock") is not regularly traded and there is no established public trading market for these securities.

         As of December 31, 1999, there were 590 shareholders of DirectCom's Common Stock.

         DirectCom has not issued any dividends to its shareholders since its inception. There are no material restrictions that could limit or restrict management from declaring any such dividends in the future. At the current time, management has no intention to declare any dividends in the forthcoming fiscal year.

ITEM 6. SELECTED FINANCIAL DATA

THE FOLLOWING DATA INSOFAR AS IT RELATES TO THE YEARS ENDED DECEMBER 31, 1999, 1998, 1997, 1996 AND 1995, HAS BEEN DERIVED FROM THE FINANCIAL STATEMENTS, INCLUDING THE BALANCE SHEETS AS OF DECEMBER 31, 1999 AND DECEMBER 31, 1998, AND THE RELATED STATEMENTS OF OPERATIONS AND CASH FLOWS FOR THE EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999, AND NOTES THERETO APPEARING ELSEWHERE HEREIN. FOR A MORE DETAILED DISCUSSION OF THE RESPECTIVE PERIODS OF THE COMPANY'S REVENUES, EXPENSES, ASSETS AND LIABILITIES SEE MANAGEMENT'S DISCUSSION AND ANALYSIS- (A) RESULTS OF OPERATIONS AND (B) LIQUIDITY AND CAPITAL RESOURCES.

                                                    1999           1998            1997           1996           1995
STATEMENT OF OPERATIONS DATA
   NET REVENUE                                     $ 17,881,930    $ 20,374,662    $ 20,592,828    $  7,120,764    $  1,377,421
   COSTS AND EXPENSES                                15,506,773      17,405,862      17,596,593       6,235,948       1,341,570
   OTHER INCOME (EXPENSES)                              (34,404)        (40,137)        (19,833)         74,961             -
   PROVISION FOR INCOME TAXES                           952,100       1,200,000       1,331,760         383,640          14,220
                                                   ------------    ------------    ------------    ------------    ------------
   INCOME FROM CONTINUING OPERATIONS                  1,388,653       1,728,663       1,644,642         576,138          21,631
   INCOME (LOSS) FROM DISCONTINUED OPERATIONS          (743,748)        135,571         (32,048)        493,134          80,951
   MINORITY INTEREST IN NET INCOME OF
    SUBSIDIARY                                         (111,442)        (97,783)       (230,484)        (56,064)            -
                                                   ------------    ------------    ------------    ------------    ------------
  NET INCOME                                       $    533,463    $  1,766,451    $  1,382,110    $  1,013,208    $    102,582
                                                   ============    ============    ============    ============    ============

BASIC EARNINGS PER SHARE CONTINUING OPERATIONS     $       0.41    $       0.53    $       0.46    $       0.17    $       0.01

DILUTED EARNINGS PER SHARE CONTINUING              $       0.41    $       0.52    $       0.45    $       0.17    $       0.01
OPERATIONS

BALANCE SHEET DATA
   TOTAL ASSETS - CONTINUING OPERATIONS            $ 10,013,929    $ 13,102,491    $ 12,888,888    $  9,195,571   $  1,858,505
   TOTAL ASSETS - DISCONTINUED OPERATIONS                48,304       1,195,649       1,410,880       1,038,237         563,905
   TOTAL ASSETS                                      10,062,233      14,298,140      14,299,768      10,233,808       2,422,410
   TOTAL LIABILITIES - CONTINUING OPERATIONS          7,790,455       9,251,999      11,045,742       8,266,285       1,524,126
   TOTAL LIABILITIES - DISCONTINUED OPERATIONS          159,400         289,326         263,662         509,269         653,239
   TOTAL LIABILITIES                                  7,949,855       9,541,325      11,309,404       8,775,554       2,177,365
   SHAREHOLDERS' EQUITY (DEFICIT)                  $  2,112,378    $  4,756,815    $  2,990,364    $  1,458,254    $    245,045

--------------------------------------------------------------------------------
PREVIOUSLY REPORTED AMOUNTS HAVE BEEN RESTATED TO SEGREGATE THE RESULTS OF DISCONTINUED OPERATIONS FROM CONTINUING OPERATIONS.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PERIODS ENDED DECEMBER 31, 1998, DECEMBER 31, 1997 AND DECEMBER 31, 1996

GENERAL

DirectCom, Inc. re-evaluated the Company's directional and growth strategies during 1999. The Company's main focus of attention in this evaluation process was directed toward its database operations. The database operations consisted primarily of customer database management and maintenance services for its clients. The Company has phased out these services, as of September 30, 1999. As part of this process, the Company relocated their headquarters to Armonk, New York.

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


(A)      RESULTS OF OPERATIONS

                                      Year Ended December 31,

                                              1999
                                              ----

                             Agency           Printing            Total
                             ------           --------            -----

Revenues                   $ 7,969,108       $ 9,912,822      $ 17,881,930
Gross profit               $ 1,965,098       $ 4,295,999      $  6,261,097
Operating income           $   941,396       $ 1,399,357      $  2,340,753

                                              1998
                                              ----
Revenues                   $ 8,286,738      $ 12,087,924      $ 20,374,662
Gross profit               $ 2,741,637      $  5,229,542      $  7,971,179
Operating income           $ 1,578,135      $  1,350,528      $  2,928,663

                                              1997
                                              ----
Revenues                   $ 6,035,215      $ 14,557,613      $ 20,592,828
Gross profit               $   680,837      $  6,815,584      $  7,496,421
Operating income           $   672,199      $  2,304,203      $  2,976,402


Revenues
--------

Net revenue decreased $2,492,732 from $20,374,662 in 1998 to $17,881,930 in
1999. The revenue decline is primarily attributed to the printing segment of the Company. The printing revenue decrease relates to decreased production for a specific customer, due to the customer restructuring their pricing requirements. Color Graphics made every effort to meet the competitive pricing structure, but made a conscious decision not to forego product quality. The agency segment experienced a revenue decline during the second half of 1999, due to the loss of a significant customer. Management believes the loss of this common significant customer may have short-term adverse impact on future earnings of the Company, but anticipates the Company will remain competitive and anticipates replacing the revenue loss through the establishment of relationships with new agency and printing customers. Net revenue decreased $218,166 from $20,592,828 in 1997 to $20,374,662 in 1998. The revenue loss was primarily attributed to the printing segment and the loss of two significant printing customers. The agency increase in revenue resulted primarily from increased sales to existing customers.

Customers in the banking and credit card industry accounted for 75%, 84% and 92% of the Company's revenues in 1999, 1998 and 1997,respectively.

Cost of Revenue
---------------

The Company's cost of revenue, as a percentage of net revenues, was 65%, 60.9% and 63.6% in 1999, 1998 and 1997, respectively.

The agency cost of revenue in 1999, in comparison to agency revenues, increased 8.4% from 1998 and decreased 21.8% in 1998 as compared to 1997. The current period cost of revenue increase as a percentage of agency revenue, other costs, accounts for 5% of the increase. The increase resulted from outsourcing several agency creative projects that yielded a lower profit in addition to increased costs associated with salary expenses. The related company activity accounts for 3.4% of the current increase. The 1998 decrease resulted primarily from a decrease in related company costs.

The printing cost of revenue in 1999, as a percentage of printing revenue, remained relatively consistent producing less that a percentage point fluctuation in comparison to 1998. The 1998 printing cost of revenue increase resulted primarily from a related party providing printing services during the relocation of Color Graphics, which caused substantial downtime of the Company's presses.

Selling, General and Administrative Expenses
---------------------------------------------

Selling, general and administrative expenses decreased $1,023,367 in 1999 as compared to 1998 and increased $725,987 in 1998 as compared to 1997. The current period decrease resulted primarily from expenditures associated with the relocation of Color Graphics in 1998, a decrease in insurance expenditures due a change in the Company's insurance coverage from a self insured plan, a reduction in the bad debt and legal expense. The increase in 1998 expenses resulted primarily from expenditures associated with moving expenses for the relocation of Color Graphics. Additional increases resulted from insurance expenses related to the Company being self insured and incurring a few significant claims.

Interest Expense
----------------

Interest expense decreased $241,233 in 1999 as compared to 1998 and increased $113,107 in 1998 as compared to 1997. The current period decrease relates to the decrease principle balances due on long term debt. The 1998 increase resulted primarily from interest incurred on a loan agreement with the New Jersey Economic Development Authority for borrowings associated with the purchase of a building, related land and renovations for the relocation of Color Graphics.

Depreciation and Amortization
-----------------------------

Depreciation and amortization expenses relate to the depreciation of capital assets. The Company's policy is to amortize goodwill over a fifteen year period. Depreciation and amortization expense decreased $809 in 1999 as compared to 1998 and decreased $127,551 in 1998 as compared to 1997. The decreases resulted primarily from the continued reduction in depreciable value of prior property, plant and equipment purchases. Depreciation recorded on the prior year additions did not offset the reductions in depreciation based or increase in fully depreciated assets.

Other income (expense)
----------------------

During 1999, the Company entered into a lease agreement with a related party resulting in proceeds of $140,000 (Note 9). In 1998, the Company sold certain fully depreciated assets for total proceeds of $199,749. Also, the Company wrote off assets with a net book value of $73,500.

Provision for Income Taxes
--------------------------

Provision for income taxes decreased $247,900 in 1999 as compared to 1998 and decreased $131,760 in 1998 as compared to 1997. The decrease in 1999 is due to the decrease in taxable income. A reconciliation of the effective tax rate is included in Note 16 of Notes to Consolidated Financial Statements. The effective tax rate was 40.7%, 41.0% and 44.7% for the years ended December 31, 1999, 1998 and 1997, respectively.

Inflation
---------

Inflation and price increases do not materially affect the Company's gross profit margin as contract prices are adjusted at the same time increases are implemented by outside vendors.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------


                                             1999          1998            1997
                                             ----          ----            ----
Working capital                         $ 1,854,089    $ 3,257,849     $ 3,552,203
Cash                                      1,560,893      3,026,447       2,837,427
Cash - restricted                                 -              -       1,400,000
Cash provided by operating activities     2,176,085      1,472,827       5,777,447
Cash used in investing activities           317,528        881,854       2,335,135
Cash used in financing activities         3,597,784        783,871         109,424

Working capital decreased $1,403,760 at December 31, 1999 as compared to December 31, 1998, primarily as a result of decreased cash, decreased receivables and a decrease in inventory. Working capital decreased $294,354 at December 31, 1998 as compared to December 31, 1997, primarily as a result of the expenditure of restricted cash for the renovation, remodeling and moving expenses associated with the relocation of Color Graphics.

The increase in cash flows from operations in 1999 as compared to 1998 resulted primarily from strong cash collections. The decrease in cash flows from operations in 1998 as compared to 1997 resulted primarily from payment of the related party management fee for both the prior year and through the third quarter of 1998 totaling $3,038,537.

The decrease of cash used in investing activities in 1999 as compared to 1998 resulted from decreased capital expenditures. The decrease of cash used in investing activities in 1998 as compared to 1997 resulted from utilizing the restricted cash for capital expenditures relating to the renovations and remodeling of the Color Graphics location.

The increase in cash used in financing activities in 1999 as compared to 1998 resulted from the Company's purchase of 2,005,002 shares of its common stock. The 1998 as compared to 1997 increase in financing activity resulted from the reduction in the Company's long term debt.

At December 31, 1998, the Company had outstanding debt of $5,449,127 in the form of notes payable.

At December 31, 1998 the Company had no borrowings outstanding under its lines of credit and the available balance was approximately $3,500,000.

The Company anticipates that current cash balances as well as anticipated cash flows from operations will provide sufficient funds to meet its working capital and capital expenditure needs at least through December 31, 2000.

Impact of Inflation
--------------------

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

Impact of Year 2000 Issues
----------------------------

DirectCom experienced no year 2000 - related disruptions to business operations. The Company will continue to monitor its information systems to assess whether its systems are at risk of misinterpreting any future dates and will develop, if needed, appropriate contingent plans to prevent any system malfunction or correct any system failures. The Company has not been informed of any such problem experienced by its suppliers or customers.

However, it is too soon to conclude that there will not be any problem arising from the Year 2000 problem. The Company will continue to monitor its significant vendors of goods and services and customers with respect to any Year 2000 problems they may encounter, as those issues may effect the Company's ability to continue operations, or might adversely affect its financial position, results of operations and cash flows. At this time, the Company does not believe that these potential problems will materially impact the ability to continue it operations or effect its financial statements. Any delays, mistakes, or failures could have a significant impact in the Company's financial condition and profitability.

Forward-Looking Information
----------------------------

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and
Shareholders of DirectCom, Inc.

We have audited the consolidated financial statements and the financial statement schedule of DirectCom, Inc., and subsidiary as of and for the year ended December 31, 1999, listed in Item 14(a) of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DirectCom, Inc. and Subsidiary as of December 31, 1999, and the consolidated results of their operations and their cash flows for the year ended December 31, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As disclosed in the notes to the financial statements, DirectCom, Inc. has extensive transactions and relationships with North American Communications, Inc., a related party.


S/ Goff, Ellenbogen, Backa & Alfera, LLC


March 24, 2000
Pittsburgh, Pennsylvania

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Shareholders of DirectCom, Inc.,

In our opinion, the consolidated balance sheet as of December 31, 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1998 present fairly, in all material respects, the financial position, results of operations and cash flows of DirectCom, Inc. and its subsidiaries at December 31, 1998 and for each of the two years in the period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of DirectCom, Inc. for any period subsequent to December 31, 1998.

As disclosed in the notes to the financial statements, DirectCom, Inc. has extensive transactions and relationships with North American Communications Inc., a related party.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
McLean, Virginia
March 5, 1999

                                 DIRECTCOM, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                    ASSETS
                                                                                           December 31,
                                                                                 ------------------------------
                                                                                     1999            1998
CURRENT ASSETS
    Cash                                                                            $ 1,560,893    $ 3,026,447
    Accounts receivable, net of allowance for doubtful accounts of
     $176,220 in 1999 and $162,172 in 1998                                              842,398      1,883,927
    Accounts receivable - related company                                               195,496              -
    Inventory                                                                           297,799        509,009
    Prepaid and other current assets                                                    145,182        152,281
                                                                                    -----------     ----------
         Total current assets                                                         3,041,768      5,571,664
PROPERTY, PLANT AND EQUIPMENT, Net                                                    6,393,502      6,943,055
OTHER ASSETS                                                                            583,659        587,772
NET ASSETS (LIABILITIES) OF DISCONTINUED OPERATIONS                                    (111,096)      906,323
                                                                                    -----------     ----------

TOTAL ASSETS                                                                       $ 9,907,833   $ 14,008,814
                                                                                   ============  ============

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Current maturities of long-term debt                                                384,476        404,910
    Accounts payable                                                                    192,557        306,362
    Accounts payable - related company                                                        -      1,094,567
    Income taxes payable                                                                204,894        214,909
    Accrued expenses and other current liabilities                                      334,994        293,067
    Deferred revenue                                                                     70,758              -
                                                                                    -----------     ----------
         Total current liabilities                                                    1,187,679      2,313,815
LONG-TERM DEBT                                                                        5,064,651      5,464,101
DEFERRED INCOME TAXES                                                                   531,600        574,000
MINORITY INTEREST                                                                     1,011,525        900,083
                                                                                    -----------     ----------
         TOTAL LIABILITIES                                                            7,795,455      9,251,999
SHAREHOLDERS' EQUITY
   Preferred stock $.00001 par value - authorized 10,000,000 shares;
     issued and outstanding: none                                                             -              -
   Common stock $.00001 par value - authorized 60,000,000 shares;
     issued: 3,661,983 and 3,421,983 shares, respectively, of which 2,325,002
     shares in 1999 and 320,000 shares in 1998 are held as treasury stock.                   38             34
    Paid-in capital                                                                     659,777        650,181
    Retained earnings                                                                 4,945,063      4,411,600
                                                                                    -----------     ----------
                                                                                      5,604,878      5,061,815
    Less treasury stock, at cost                                                     (3,492,500)      (305,000)
                                                                                    -----------     ----------
         TOTAL SHAREHOLDERS' EQUITY                                                   2,112,378      4,756,815
                                                                                    -----------     ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $ 9,907,833   $ 14,008,814
                                                                                   ============  ============


                 See notes to consolidated financial statements

                                 DIRECTCOM, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                            Years Ended December 31,
                                                                                      1999            1998           1997
                                                                                      ----            ----           ----
REVENUES
  Agency                                                                            $ 7,969,108    $ 8,286,738    $ 6,035,215
  Printing                                                                            7,649,801     10,021,179     13,084,090
  Printing - related company                                                          2,263,021      2,066,745      1,473,523
                                                                                    -----------    -----------     ----------
        Total revenues                                                               17,881,930     20,374,662     20,592,828

COST OF REVENUE
  Agency - related company                                                            5,556,655      5,497,579      4,799,400
  Agency - other                                                                        447,355         47,522        554,978
  Printing                                                                            5,390,788      6,548,421      7,412,553
  Printing - related company                                                            226,035        309,961        329,476
                                                                                    -----------    -----------     ----------
        Total cost of revenue                                                        11,620,833     12,403,483     13,096,407

  Selling, general and
    administrative expenses                                                           1,701,333      2,724,700      1,998,713
  Administrative fee - related party (Note 8)                                         1,320,077      1,570,932      1,667,175
  Depreciation and amortization                                                         705,938        706,747        834,298
                                                                                    -----------    -----------     ----------
        Total costs and expenses                                                     15,348,181     17,405,862     17,596,593
                                                                                    -----------    -----------     ----------

OTHER INCOME (EXPENSE)
  Interest expense                                                                     (202,242)      (443,475)      (330,368)
  Gain on sale of equipment                                                                   -        199,749              -
  Loss on disposal of assets                                                                  -        (73,500)             -
  Share on investee loss (Note 8)                                                      (158,592)             -              -
  Rental income - related party                                                         140,000              -              -
  Miscellaneous income                                                                   27,838        277,089        310,535
                                                                                    -----------    -----------     ----------

        Total other income (expense)                                                   (192,996)       (40,137)       (19,833)
                                                                                    -----------    -----------     ----------

Income from continuing operations before income taxes,
  minority interest and discontinued operations                                       2,340,753      2,928,663      2,976,402
Provision for income taxes                                                              952,100      1,200,000      1,331,760
                                                                                    -----------    -----------     ----------
Income from continuing operations before minority interest and
 discontinued operations                                                              1,388,653      1,728,663      1,644,642
Minority interest in income of subsidiary                                               111,442         97,783        230,484
                                                                                    -----------    -----------     ----------

Income from continuing operations                                                     1,277,211      1,630,880      1,414,158
Income (loss) from discontinued operations (Note 3)                                    (743,748)       135,571        (32,048)
                                                                                    -----------    -----------     ----------

Net income                                                                           $  533,463    $ 1,766,451    $ 1,382,110
                                                                                     ==========   ============    ===========

BASIC EARNINGS PER SHARE
       Continuing operations                                                            $ 0.41         $ 0.53         $ 0.46
                                                                                        =======        =======        ======
       Discontinued operations                                                          $ (0.24)       $ 0.04         $ (0.01)
                                                                                        =======        =======        =======

DILUTED EARNINGS PER SHARE
       Continuing operations                                                            $  0.41        $ 0.52         $ 0.45
                                                                                        =======        ======         ======
       Discontinued operations                                                          $ (0.24)       $ 0.04         $ (0.01)
                                                                                        =======        ======         =======



                 See notes to consolidated financial statements.

                                        DIRECTCOM, INC.

                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                              Common Stock
                                              -------------
                                         Number                       Paid - in      Retained          Treasury
                                        of Shares        Amount        Capital       Earnings            Stock            Total
                                        ---------        ------        -------       --------            -----            -----

Balance at December 31, 1996           3,341,983             33       500,182      1,263,039          (305,000)         1,458,254

Issuance of common stock                  80,000              1       149,999            -                  -             150,000

Net income                                  -               -              -       1,382,110                -           1,382,110
                                      ----------      ----------     --------     ----------         ---------          ---------

Balance at December 31, 1997           3,421,983             34       650,181      2,645,149          (305,000)         2,990,364

Net income                                  -               -              -       1,766,451                -           1,766,451
                                      ----------      ----------     --------     ----------         ---------          ---------

Balance at December 31, 1998           3,421,983             34       650,181      4,411,600          (305,000)         4,756,815
                                      ==========      =========      ========     ==========         =========          =========

Exercise of options                      240,000              4         9,596            -                  -               9,600

Purchase of treasury stock                  -               -              -             -           (3,187,500)       (3,187,500)

Net income                                  -               -              -        533,463                 -             533,463
                                      ----------      ----------     --------     ----------         ---------          ---------

Balance at December 31, 1999          3,661,983             38        659,777      4,945,063        (3,492,500)         2,112,378
                                      ==========      =========      ========      =========         =========          =========


                                 DIRECTCOM, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                     1999            1998           1997
                                                                                     ----            ----           ----
Cash flows from operating activities:
    Net income                                                                      $ 1,277,211    $ 1,630,980    $ 1,414,158
    Adjustments to reconcile net income
        to net cash provided by operating activities:
        Depreciation and amortization                                                   705,938        706,747        834,298
        Bad debt expense                                                                 14,048         60,000         95,906
        Share of investee loss                                                          158,592              -              -
        Buyout of stock option                                                                -              -        500,000
        Minority interest                                                               111,442         97,783        230,484
        Deferred taxes                                                                  (42,400)         1,000         30,800
        Gain on sale of equipment                                                             -       (199,749)             -
        Loss on asset disposal                                                                -         73,500              -
        (Increase) decrease in:
           Accounts receivable                                                        1,027,481       (442,215)     2,639,019
           Accounts receivable - related company                                       (195,496)
           Inventory                                                                    211,210        (58,172)        15,280
           Prepaid and other current assets                                               7,098        664,936       (428,097)
           Other assets                                                                   6,663         46,672       (316,094)
        Increase (decrease) in:
           Accounts payable                                                            (113,805)        22,599       (154,783)
           Accounts payable - related company                                        (1,094,567)    (1,208,991)     1,932,243
           Income taxes payable                                                         (10,015)       132,062       (620,635)
           Accrued expenses and other current liabilities                                41,927        (54,325)      (395,132)
           Long term liabilities                                                              -              -              -
           Deferred revenue                                                              70,758              -              -
                                                                                     ----------     ----------     ----------

                 Net cash provided by operating activities                            2,176,085      1,472,827      5,777,447
                                                                                     ----------     ----------     ----------

Cash flows from investing activities:
       Purchase of furniture and equipment                                             (149,174)    (2,231,603)      (972,135)
       Investment in partnership                                                       (175,000)      (250,000)             -
       Proceeds from sale of equipment                                                    6,646        199,749         37,000
      Change in restricted cash                                                              -       1,400,000     (1,400,000)
                                                                                     ----------     ----------     ----------

                 Net cash used in investing activities                                 (317,528)      (881,854)    (2,335,135)
                                                                                     ----------     ----------     ----------

Cash flows from financing activities:
        Repayments of notes payable                                                           -              -       (459,418)
        Repayments of long-term debt                                                   (419,884)      (783,871)      (210,006)
        Proceeds from issuance of long-term debt                                              -              -      1,400,000
        Repayments of long-term debt - related company                                        -              -       (990,000)
        Sale of common stock                                                                  -              -        150,000
        Purchase of treasury stock                                                   (3,187,500)             -              -
        Exercised stock options                                                           9,600              -              -
                                                                                     ----------     ----------     ----------

                 Net cash used in financing activities                               (3,597,784)      (783,871)      (109,424)
                                                                                     ----------     ----------     ----------

Net cash (used) provided by discontinued operations                                     273,673        381,918     (1,576,091)
                                                                                     ----------     ----------     ----------

Net (decrease) increase in cash                                                      (1,465,554)       189,020      1,756,797

Cash at beginning of period                                                           3,026,447      2,837,427      1,080,630
                                                                                     ----------     ----------     ----------

Cash at end of period                                                               $ 1,560,893    $ 3,026,447    $ 2,837,427
                                                                                    ============   ============   ===========


                 See notes to consolidated financial statements.

                                 DIRECTCOM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

DirectCom, Inc. (the Company), is a Delaware corporation. On September 5, 1997 the Company, previously called North American Integrated Marketing, Inc., changed its name to DirectCom, Inc.. The Company is a direct mail response agency specializing advertising and marketing services and maintains offices in Armonk, New York and Wilmington, Delaware. In October 1996, the Company entered the printing business with the acquisition of 82% of the stock of Color Graphics, Inc. (Color Graphics), which is located in Mt. Laurel, New Jersey.


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

The Company maintains cash balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1999, the Company's uninsured cash balances on deposit, per the bank's records, in excess of insured limits totaled $1,054,227.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of current assets and current liabilities approximate fair value because of their short term nature. Based on the borrowing rates currently available to the Company for loans similar in terms and average maturities, the stated value of long term debt approximated fair value at December 31, 1999.


REVENUE RECOGNITION

The Company provides creative, marketing and printing services by providing printed material for direct mail packages. Services are provided on a project-by-project basis under periodic service arrangements that extend up to one year. Revenue and related costs are recognized on a project-by-project basis in the period in which the services are provided.

Deferred revenues arise when invoices are sent prior to performing services.

ADVERTISING COSTS

The Company expenses all advertising costs as incurred. Advertising costs included in selling, general and administrative expenses for the years ended December 31, 1999, 1998 and 1997 were $14,317, $2,468 and $2,950, respectively.

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

COMPREHENSIVE INCOME

The Company has no item of comprehensive income to report.

ACCOUNTING PRONOUNCEMENTS

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

NOTE 3 - DISCONTINUED OPERATIONS

Effective September 30, 1999 the Company decided to close its database operations in West Paterson, New Jersey. Accordingly, the results of the database operations are shown as discontinued operations with prior years restated in accordance with Accounting Principles Board Opinion No. 30. Components of amounts reflected in the statements of income, balance sheets and statements of cash flow are as follows:

                                                               1999             1998             1997
                                                               ----             ----             ----
Statement of income data
        Revenues                                          $ 1,498,871      $ 4,026,162      $ 4,514,955
        Costs and expenses                                 (1,951,004)      (3,785,691)      (4,570,363)
                                                           -----------      -----------      -----------
        Operating income                                     (452,133)         240,471          (55,408)
        Income tax benefit (expense)                         188,700          (104,900)          23,360
                                                           -----------      -----------      -----------
        Income (loss)                                        (263,433)      $  135,571        $ (32,048)
                                                           ===========      ===========      ===========

        Provision for loss during phase out period           (805,215)
        Income tax benefit                                   324,900
                                                             -------
        Income (loss)                                        (480,315)
                                                             ---------
                                                           $ (743,748)
                                                           ===========
Balance sheet data
        Current Assets                                          1,304          614,599          741,052
        Property plant and equipment, net                           -          430,412          519,388
        Other assets                                           47,000          150,638          150,441
        Current liabilities                                    21,500          221,440          220,832
        Non current liabilities                               137,900           67,885           42,830
                                                           -----------      -----------      -----------
        Net assets (liabilities) of discontinued
         operations                                          (111,096)         906,323        1,147,218
                                                           ===========      ===========      ===========
Cash flow data
        Cash flow from operations                           $ 261,458        $ 526,800      $(1,123,786)
        Cash flow from investments                             12,215         (144,882)        (445,130)
        Cash flow from financing activities                        -                -            (7,175)
                                                           -----------      -----------      -----------
        Cash provided (used) by discontinued operations    $  273,673        $ 381,918       $(1,576,091)
                                                           ==========       ===========      ============

                                 DIRECTCOM, INC.

NOTE 4 - ACQUISITIONS

Effective October 1, 1996, pursuant to a Stock Purchase Agreement dated September 30, 1996, the Company acquired 82% of the outstanding common stock of Statement of income data Color Graphics for a total consideration of $1,909,283. The consideration consisted of $1,000,000 in cash paid by the Company, $286,000 in cash paid by Color Graphics, the assumption of liabilities totaling $250,000 and the transfer of a life insurance policy valued at $210,806 by Color Graphics. In addition, the Company assigned a value of $162,477 to a receivable that had previously been written off.

In addition, the Company granted to a consultant an option to acquire 10 percent of the Color Graphics stock at an exercise price of $1,058.82 per share or $30,000 in the aggregate through September 30, 2001 for his role in consummating the acquisition. During 1997, the Company entered into an agreement with the consultant to buy out this option for $750,000. The Company paid $250,000 in cash in 1997 relative to this agreement and entered into two promissory notes for the remaining $500,000. The first note for $250,000 was repaid during 1998 and the second note for $250,000 was repaid during 1999, after offsetting the $200,000 advanced to the consultant in June 1998.

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


NOTE 5 - INVENTORIES

Inventories consist of the following:
                                           December 31,
                                       1999             1998
                                       ----             ----

Paper                              $ 155,552        $ 282,706
Other raw materials                   69,376           67,178
Work-in-process                       72,871          159,125
                                   ----------       ---------
                                   $ 297,799        $ 509,009
                                   ==========       =========

NOTE 6 - PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consist of the following:

                                              December 31,
                                          1999             1998
                                          ----             ----

Deferred income taxes                  $ 106,000        $ 101,000
Prepaid income taxes                           -           25,765
Other current assets                      39,182           25,516
                                      ----------       ----------
                                       $ 145,182        $ 152,281
                                      ==========       ==========

                                 DIRECTCOM, INC.

NOTE 7 - PROPERTY PLANT AND EQUIPMENT

Property plant and equipment consist of the following:

                                                          December 31,
                                                      1999             1998
                                                      ----             ----

        Machinery and equipment                   $ 4,686,741      $ 4,436,118
        Building and land                           3,779,193        3,699,539
        Office furniture and equipment                 94,559          101,205
        Transportation equipment                       24,901           24,901
        Computer equipment and software                33,607           30,297
        Leasehold improvements                          9,117            9,117
        Construction in Progress                            -          184,414
                                                  -----------      -----------
                                                    8,628,118        8,485,591
        Accumulated depreciation and amortization  (2,234,616)      (1,542,536)
                                                  -----------      -----------

                                                  $ 6,393,502      $ 6,943,055
                                                  ===========      ===========

NOTE 8 - OTHER ASSETS

Other assets consist of the following:

                                                         December 31,
                                                     1999             1998
                                                     ----             ----

        Cash surrender value of life insurance       $ 55,913         $ 48,993
        Deposits                                            -              200
        Debt issuance costs                           255,167          269,026
        Investment in affiliate                       266,409          250,000
        Other                                           6,170           19,553
                                                  -----------       ----------
                                                  $   583,659        $ 587,772
                                                  ===========       ==========

In the fourth quarter of 1998, the Company invested $250,000 in Direct Sort, L.P., representing a 50% interest in this entity. The Company is accounting for this investment under the equity method of accounting. During 1999, the Company invested an additional $175,000 in DirectSort L.P.. The Company's investment was reduced by $158,591, representing its share of the operating loss of Direct Sort L.P. for 1999.

                                 DIRECTCOM, INC.

NOTE 9 - RELATED-PARTY TRANSACTIONS

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


ACCOUNTS RECEIVABLE -- ACCOUNTS PAYABLE - RELATED COMPANY

The accounts receivable - related company at December 31, 1999 represents amounts due the Company from NAC for printing services and lease revenue. Offset against the related party receivable are payables due NAC in the amount of $230,789 at December 31, 1999.

The accounts payable - related company at December 31, 1998 represents amounts due to NAC for printing and mailing services. Offsets against the related party payable are receivables due from NAC in the amount of $60,567 at December 31, 1998.

LEASE REVENUE -- RELATED COMPANY

During 1999, the Company agreed to lease NAC equipment under two operating leases. The lease terms are three years, cancelable upon a thirty day notice by either party, without penalty.

OTHER EXPENSES

Salary Expense

Certain NAC employees perform services for the Company. Salary expense was recorded by the Company based on an estimate of the related NAC employees' time devoted to performing services for the Company. For the years ended December 31, 1999, 1998, and 1997, the expense recorded for these services was approximately $9,000, $12,000, and $28,300, respectively. As of December 31, 1999 there was no amount payable for these services.

Insurance Expense

Insurance coverage is provided to the Company and NAC under one policy. Insurance expense attributable to the Company was based on sales, number of employees or specific identification of insured property. Insurance expense for the years ended December 31, 1999, 1998 and 1997 was $64,500, $40,066 and
$94,032, respectively. As of December 31, 1999 there was no amount payable for these services.


Administrative Fee

On December 15, 1997, the Company entered into a management agreement with NAC. The agreement provides for administrative, consulting and management support services. This fee is computed based on 7% of consolidated revenues. For the years ended December 31, 1999, 1998 and 1997, the administrative fee was $1,320,077, $1,570,932 and $1,667,175, respectively. The amount due NAC as of December 31, 1999 and 1998 is $149,300 and $469,768, respectively.

                                 DIRECTCOM, INC.

NOTE 10 - LINES OF CREDIT

At December 31, 1999 and 1998 the Company has available a revolving line of credit, which expires on June 30, 2000, in the maximum aggregate principal amount of $1,000,000 with interest payable monthly, which expires on June 30, 2000, at the lender's basic rate plus 1 percent (8.98 percent at December 31, 1999). The Company intends to renew this revolving line of credit upon expiration. Borrowings are used to provide working capital to fund inventory purchases and for payment of certain other costs approved by the lender incidental to the loan. The borrowings under the line of credit are collateralized by the Company's receivables, equipment and fixtures. The repayment of the loan is guaranteed by NAC. In addition, a subordination agreement was executed by NAC and the shareholders of the Company. There were no borrowings outstanding under this line of credit at December 31, 1999 and 1998, respectively.

At December 31, 1999, the Company's subsidiary, Color Graphics, had a revolving line of credit with United States National Bank, which expires on June 30, 2000, in the maximum aggregate principal amount of $2,500,000 with interest payable monthly at the lender's rate plus 1% (8.98 percent at December 31, 1999). The Company intends to renew this revolving line of credit upon expiration. The loan agreement permits borrowing on a percentage of qualified accounts receivable and inventory as defined in the agreement. The borrowings under this line of credit are collateralized by the subsidiary's accounts receivable and equipment and guaranteed by the Company and NAC. This debt is cross collateralized with the term financing described in Note 11. There were no borrowings outstanding under this line of credit at December 31, 1999 and 1998, respectively.

NOTE 11 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                         December 31,
                                                                                    1998              1998
                                                                                    ----              ----
Note payable to United States National Bank in monthly
installments of principal and interest at $42,092, including interest at 9.73%, through the year 2001. The note payments will then be reset for the next five years, through maturity in 2006, based on interest rates as specified in the agreement (see Note 10
for collateral guarantees).                                                       $ 2,469,127      $ 2,729,011

Note payable to Chase Manhattan Trust Company, N.A. with a
maturity date of December 1, 2017, interest payable monthly at
4% per annum and an annual principal payment as prescribed in
the agreement.                                                                      2,980,000        3,090,000

Promissory note B payable to a consultant with interest at 8%
due on April 10, 1999 (Note 4).                                                             -           50,000
                                                                                  -----------      -----------

                                                                                    5,449,127        5,869,011
                          Less: Current maturities                                    384,476          404,910
                                                                                  -----------      -----------
                                                                                  $ 5,064,651      $ 5,464,101
                                                                                  ============     ===========

                                 DIRECTCOM, INC.

NOTE 11 - LONG-TERM DEBT (Continued)

At December 31, 1999 the scheduled principal payments on the debt are as follows:

                        2000                    $   384,476
                        2001                        418,012
                        2002                        453,778
                        2003                        492,719
                        2004                        534,839
                        Thereafter                3,165,303
                                                -----------
                                                $ 5,449,127
                                                ===========


In connection with the note payable to Chase Manhattan Trust Company, N.A. the Company's subsidiary has signed an agreement as guarantor of the letter of credit aggregating $3,058,904. This letter of credit expires on December 22, 2002.


NOTE 12 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

                                            December 31,
                                        1999             1998
                                        ----             ----

Accrued payroll                     $ 121,129        $ 121,989
Accrued vacation                      131,014          125,059
Accrued healthcare                          -           25,650
Accrued expenses - other               82,851           20,369
                                    ----------       ---------
                                    $ 334,994        $ 293,067
                                    ==========       =========

NOTE 13 - LEASES

The Company leases its Wilmington, Delaware office facility under a noncancelable operating lease, which expires April 30, 2001. The future minimum lease payments at December 31, 1999 under the agreements and other operating leases are as follows:


                         2000          37,000
                         2001          12,532
                                     --------
                                     $ 49,533
                                     ========


Rent expense was $40,020, $312,675 and $451,840 for the years ended December 31, 1999, 1998 and 1997, respectively.

                                 DIRECTCOM, INC.

NOTE 14 - EMPLOYEE BENEFITS

The Company and its subsidiary have two voluntary retirement plans that cover all eligible employees. Effective January 1, 1997, both plans provide for annual matching contributions by the Company at the discretion of the Company's board of directors. Contributions to the plans totaled $24,054, $19,054 and $26,144 for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE 15 - SHAREHOLDERS' EQUITY

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

Stock Option Plan

In March 1996, the Company adopted the Stock Option Plan ("Plan") which provided for the issuance of non-qualified stock options and incentive stock options as well as stock appreciation rights (in connection with options) to eligible employees, an officer, consultants and advisors of the Company. Under the terms of this plan, options to purchase 833,333 shares of Common Stock were reserved for issuance and are generally granted at not less than fair market value. They become exercisable as established by the Board of Directors or the Compensation Committee, and generally expire ten years from the date of grant. In 1996, 340,000 stock options were granted. During 1999, options to purchase 240,000 shares at $.04 per share were exercised. No stock options have been granted since 1996. As of December 31, 1999, options to purchase 100,000 shares of Common Stock at $.04 per share were outstanding of which 68,333 shares were vested. Options for 493,333 shares were available for future grant under the plan at December 31, 1999. To date, the Company has not issued any stock appreciation rights under this plan.

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

Treasury Stock

On December 27, 1999, the Company purchased 2,005,002 of common stock for $3,187,500.

                                 DIRECTCOM, INC.

NOTE 16 - INCOME TAXES

The provision for income taxes consists of the following:

                                                Year Ended December 31,
                                          1999           1998            1997
                                          ----           ----            ----
Current provision:
           Federal                    $  774,500     $   938,500    $   955,500
           State                         225,000         273,000        275,900
                                      ----------     -----------    -----------
                 Total current           999,500       1,211,500      1,231,400
                                      ----------     -----------    -----------

Deferred (benefit) provision:
           Federal                        (36,800)         (8,800)       76,760
           State                          (10,600)         (2,700)       23,600
                                      ----------     -----------    -----------
                 Total deferred           (47,400)        (11,500)      100,360
                                      ----------     -----------    -----------

                 Total                $  952,100     $ 1,200,000    $ 1,331,760
                                      ==========     ===========    ===========


The federal statutory rate differs from the Company's effective income tax rate on income from continuing operations as follows:

                                                      1999     1998      1997
                                                      ----     ----      ----

Federal statutory income tax rate                     34.0%     34.0%     34.0%
Increase (reduction) in the tax rate resulting from:
   State income tax, net of federal effect             5.9       5.9       5.9
   Nondeductible expenses                              0.1       0.3       1.1
   Accruals                                              -       0.6       3.8
   Other                                               0.7       0.2      (0.1)
                                                       ----      ----     -----

                                                      40.7%     41.0%     44.7%
                                                      =====     =====     =====

                                 DIRECTCOM, INC.

NOTE 16 - INCOME TAXES (Continued)

The components of the deferred tax asset and liabilities, as reflected on the consolidated balance sheets, consist of the following:

                                             Year Ended December 31,
                                               1999           1998
                                               ----           ----
Deferred tax liabilities:
  Depreciation                            $ (531,000)     $ (572,327)
                                          ----------      ----------
     Total deferred tax liabilities         (531,000)       (572,327)
                                          ----------      ----------

Deferred tax assets
  Accounts receivable                         48,000          45,580
  Accruals                                    52,406          50,024
  Other                                        5,594           3,723
                                          ----------      ----------
     Total deferred tax assets               106,000          99,327
                                          ----------      ----------

     Net                                  $ (425,000)     $ (473,000)
                                          ==========      ==========

Recorded as:

  Prepaid and other current assets        $  106,000      $  101,000
  Deferred income taxes                     (531,000)       (574,000)
                                          ----------      ----------
                                          $ (425,000)     $ (473,000)
                                          ==========      ==========



NOTE 17 - COMMITMENTS AND CONTINGENCIES

General

The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. Management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's consolidated results of operations, consolidated financial position or consolidated cash flows.

Employment Contract

The Company has entered into an employment contract with an officer of the Company for a five year term ending September 30, 2001. Under the terms of the agreement the officer will receive an annual base salary of $325,000 and fringe benefits, including a company automobile, health and disability insurance. In addition, the officer has the right to require the Company to purchase his 18% interest in common stock of Color Graphics, Inc. at a price equal to its fair market value as determined by an independent appraisal, exercisable at any time after the earlier of October 1, 2001 or his termination of employment for whatever reason. As of December 31, 1999 management has not obtained an independent appraisal and cannot reasonably estimate the fair market value of the 18% interest in Color Graphics common stock. The Company has a similar right to purchase the stock on the same terms. In the event of the officer's death, the first $1,000,000 of the purchase price of common stock will be paid from the officer's life insurance policy paid for by the Company.

Other

The Company is a guarantor of a term note of NAC. As of December 31, 1999, the outstanding balance of this obligation was approximately $542,000.

                                 DIRECTCOM, INC.

NOTE 18 - SEGMENT INFORMATION

The Company organizes its business into two segments based on its product and service offerings: advertising and marketing agency, and printing services.

The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." Segment data includes intercompany common customer revenues for contracted services between segments. Management evaluates the performance of the Company's segments based on EBITDA exclusive of the administrative fee, other income and extraordinary items.

The table below presents information about the Company's segments.

        1999                  Agency         Printing          Total
        ----                  -------        ---------         -----

             Revenues      $ 7,969,109    $  10,196,425     $  18,165,534
             EBITDA          1,560,527        2,840,646         4,401,173

        1998                  Agency         Printing          Total
        ----                 -------        ---------          -----

             Revenues      $ 8,286,738    $  12,531,313     $  20,818,051
             EBITDA          2,291,462        2,955,017         5,246,479

        1997                  Agency         Printing          Total
        ----                 -------         ---------         -----

             Revenues      $ 6,035,215     $ 15,126,516      $ 21,161,731
             EBITDA            827,999        4,669,709         5,497,708



A reconciliation of the total segment revenues to total consolidated revenues and the total segment EBITDA to total consolidated income before income taxes for the years ended December 31, 1999, 1998 and 1997 is as follows:

REVENUES                                      1999               1998                1997
                                              ----               ----                ----
Total segment revenues                  $  18,165,534        $ 20,818,051        $ 21,161,731
Elimination of intercompany revenue          (283,604)           (443,389)           (568,903)
                                        -------------        ------------        ------------
Consolidated revenues                   $  17,881,930        $ 20,374,662        $ 20,592,828
                                        =============       =============        ============

EBITDA                                       1999               1998                1997
                                             ----               ----                ----

Total EBITDA for reportable segments    $   4,401,172        $ 5,246,479         $ 5,497,708
Management fee                             (1,320,077)         (1,570,932)         (1,667,175)
Interest expense                             (202,242)           (443,475)           (330,368)
Depreciation and amortization                (705,938)           (706,747)           (834,298)
Other income                                 167,838              403,338             310,535
                                        -------------        ------------        ------------
Consolidated income before taxes        $   2,340,753        $  2,928,663         $ 2,976,402

                                 DIRECTCOM, INC.

NOTE 18 - SEGMENT INFORMATION (Continued)

At December 31, 1999 and 1998, approximately 56% and 95%, respectively, of the Company's accounts receivable balance was due from customers in the banking and credit card industry. During the years ended December 31, 1999, 1998 and 1997 the Company earned approximately 74%, 82% and 80%, respectively, of its total revenues from customers in the banking and credit card industries.

One customer accounted for 43% and 70% of the Company's total revenues for the year ended December 31, 1999 and 1998, respectively. One customer individually constituted approximately 28%, 19% and 40%, respectively, of total revenues for the year ended December 31, 1999, 1998 and 1997.


NOTE 19 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                         Years Ended December 31,
                                                     1999          1998         1997
                                                     ----          ----         ----
Cash paid during the period for:

   Interest                                       $  324,294   $   393,285   $  362,598
                                                  =========    ==========    ==========
   Income taxes                                   $  717,250   $   582,238   $2,472,502
                                                  =========    ==========    ==========
Noncash investing and financing activities
   Issuance of note payable for land and building $        -   $         -   $1,800,000
                                                  =========    ==========    ==========

SCHEDULE II
                                 DIRECTCOM, INC.
                        VALUATION AND QUALIFYING ACCOUNTS

                                                  BALANCE AT     ADDITIONS
                                                  BEGINNING      CHARGED                      BALANCE AT
CLASSIFICATION                                    OF PERIOD      TO OPERATIONS  WRITE OFFS    END OF PERIOD
--------------                                    ---------      -------------  ----------    -------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
    YEAR ENDED:

DECEMBER 31, 1997                                 $12,000        $95,905       $ (780)       $107,125
                                                  =======        =======       ======        ========
DECEMBER 31, 1998                                 $107,125       $60,000       $(4,953)      $162,172
                                                  ========       =======       =======       ========
DECEMBER 31, 1999                                 $162,172       $14,048       $     --      $176,220
                                                  ========       =======       ========      ========

 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Effective as of March 15, 2000, the Company retained the services of Goff Ellenbogen Backa & Alfera, LLC ("GEBA") as the Company's certifying accountant for the performance of accounting and financial reporting services. GEBA replaces Thompson Dugan, PC ("Thompson"), the firm that was engaged by Registrant on August 9, 1999 as the independent accountants of the Company. The Company's decision to dismiss Thompson was a result of the Company's decision to remain with the individual at Thompson who was primarily responsible for performing such accounting and financial reporting services when he recently decided to join GEBA.

                                 DIRECTCOM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Names, Ages and Positions of the Directors and Executive Officers
-----------------------------------------------------------------

                  Name                               Age               Position
                  ----                               ---               --------
         Nicholas Robinson                           34                President and Chairman of the Board,
                                                                         Chief Executive Officer
         Robert W. Paltrow                           58                Director, Secretary and Treasurer
         Robert E. Herman                            38                Director
         Anthony Nardiello                           57                President, Color Graphics

         The current members of DirectCom's Board of Directors are Nicholas Robinson, Robert W. Paltrow and Robert E. Herman. Nicholas Robinson serves as Chairman of the Board. Mr. Robinson is Mr. Paltrow's son-in-law. Directors are elected for staggered terms at the annual meeting of stockholders and remain in office until their successors are elected and qualified or until their earlier resignation or removal. Mr. Herman serves as a director until DirectCom's annual meeting in 2001, Mr. Paltrow serves as a director until DirectCom's annual meeting in 2002 and Mr. Robinson serves as a director until DirectCom's annual meeting in 2003. Officers are elected by the Board and serve at the discretion of the Board.

         Effective February 5, 1999, Messrs. Robert Bzezensky, formerly President of the Company, and Steven Gasner, formerly a Vice President of the Company, resigned from the Company. They were the former executives principally responsible for the Company's database services line of business that the Company has discontinued. Mr. Robinson now serves as President of the Company.

Business Experience of the Directors and Executive Officers
-----------------------------------------------------------

         Nicholas Robinson serves as President and the Chief Executive Officer of DirectCom and Chairman of the Board, positions he has held since October 1, 1994. Mr. Robinson previously served as a database consultant for the Systems Integration Practice of Andersen Consulting.

         Robert W. Paltrow is the Secretary and Treasurer and a director of DirectCom, positions he has held since January 1989. From 1981 through 1996 Mr. Paltrow served as President of North American Communications, Inc., a direct mail production company affiliated with DirectCom.

         Robert E. Herman is President of North American Communications. Mr. Herman has been employed at North American Communications since 1992 in various departments and became its President in 1995.

         Anthony Nardiello has been President of Color Graphics since 1985 and was Vice President of Color Graphics from 1976-1985.

ITEM 11.  EXECUTIVE COMPENSATION.

         Both the officers and directors may receive a set remuneration from DirectCom, and reimbursements are also made for any expenses incurred on behalf of DirectCom. DirectCom's Bylaws provide that directors may be paid their expenses, if any, and may be paid a fixed sum for attendance of each Board of Directors meeting. The current directors have waived any reimbursement of expenses or fees for attending meetings.

         The following table sets forth certain information regarding compensation paid during each of the last three fiscal years to DirectCom's Chief Executive Officer and each of DirectCom's four other most highly compensated executive officers whose annual compensation exceeded $100,000 in fiscal 1999.

                                            Summary Compensation Table
                                            --------------------------

                                                                                                   Long-Term
                                                                                                 Compensation
                                             Annual Compensation                                       Awards

                                     ------------------------------------------  --------------------------------------------
                                                                                                                Securities
                                                                    Other        Restricted                   Underlying All
Name and Principal       Fiscal                                     Annual         Stock                       Options/SAR
    Other Position       Year         Salary         Bonus      Compensation(1)                   Award(s)
----------------------   -----      -----------      -----      --------------                    --------
                         Grants    Compensation
                         ----------------------
Nicholas Robsinon        1999       $140,000
  Chairman & CEO         1998       $128,314           --             --              --             --              --
                         1997       $120,000           --             --              --             --              --
Anthony Nardiello        1999       $325,000           --             --              --             --              --
  President, Color       1998       $325,000           --             --              --             --              --
  Graphics               1997       $325,000       $ 71,608           --              --             --              --

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

         The Company has an incentive compensation program which rewards the Company's executive officers based upon the Committee's subjective determination concerning individual performance and the Company's achievement of its internal financial objective. Executive officers become entitled to receive a bonus based upon the Company's operating profit and an evaluation of each executive officer's contribution to such operating profit. Through this plan, a significant portion of each executive officer's annual total compensation is placed at risk in order to provide an incentive toward sustained high performance. No officer received a bonus in 1999 since the Company did not attain its projected financial goals.

1996 Stock Option Plan
----------------------

         DirectCom believes that stock option plans provide long term incentives to its key employees, directors and consultants and encourage the ownership of DirectCom's Common Stock. In March 1996, DirectCom adopted the Stock Option Plan ("Plan") which provides for the grant of stock options as well as other types of stock and incentive awards.

         STOCK OPTIONS. The Plan authorizes the grant of nonqualified stock options to employees, consultants and advisors of DirectCom and its subsidiaries. Incentive stock options may only be granted to employees of DirectCom and its subsidiaries. A total of 10,000,000 shares of Common Stock were authorized for issuance under the Plan which have been reduced to 833,333 shares of Common Stock following the Company's 1-for-12 reverse stock split effective September 4, 1997. As of December 31, 1999, options to purchase a total of 100,000 shares of Common Stock were outstanding under the Plan and none of these options have been exercised. The exercise price of a nonqualified stock option may be determined by the Board of Directors or the Compensation Committee in its discretion. The exercise price of an incentive stock option may not be less than the fair market value of the Common Stock on the date of grant (110% of the fair market value in the case of an incentive stock option granted to a stockholder owning in excess of 10% of the Common Stock). The value of Common Stock (determined at the time of grant) that may be subject to incentive stock options that become exercisable by any one employee in any one year is limited by the Internal Revenue Code ("Code") to $100,000. The maximum term of stock options granted under the Plan is ten years from the date of grant. The Board of Directors or Compensation Committee shall determine the extent to which an option shall become and/or remain exercisable in the event of the termination of employment or service of a participant under certain circumstances, including retirement, death or disability, subject to certain limitations for incentive stock options. Under the Plan, the exercise price of an option is payable by the participant in cash or, in the discretion of the Board of Directors or Compensation Committee, in Common Stock or a combination of cash and Common Stock.

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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information, as of December 31, 1999, with regard to the beneficial ownership of the Common Stock by (i) each person known by DirectCom to be the beneficial owner of more than 5% of its outstanding Common Stock, (ii) the Named Executive Officers and directors and key employees of DirectCom individually and (iii) the executive officers and directors of DirectCom as a group.

Name and Address                                              Number of Shares          % of Class
of Beneficial Owner                                         Beneficially Owned(1)       Outstanding (2)
-------------------                                         ---------------------       ---------------

Wye Investments, a Limited Partnership                             360,000(3)                  22%

c/o Michael Herman, General Partner
North American Communications, Inc.
Route 22 and Route 220, Wye Switches
Duncansville, PA  16635



Aspetong Partners                                                  360,000(4)                  22%

c/o Robert W. Paltrow, General Partner
20 Maple Avenue
Armonk, NY  10504

Nicholas Robinson                                                  240,000                     14%

Robert E. Herman                                                    80,000(5)(3)                5%
North American Communications, Inc.
Route 22 and 220, Wye Switches
Duncansville, PA  16835

All officers & directors as a                                    1,040,000(4)                  63%
group (two persons)
---------------

(1) Except as otherwise indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder has sole voting and investment power with respect to the Common Stock listed.

(2) The Company purchased 2,005,002 shares of Common Stock previously owned by First Commercial and Finance Corp. Establishment in November 1999 for $3,187,500.

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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         North American Communications, Inc. ("NAC"), an affiliate of DirectCom, is one of several suppliers of mailing services and is awarded contracts by DirectCom. Robert W. Paltrow, a director of DirectCom, is General Partner of Aspetong Partners, L.P. which owns 50% of the issued and outstanding stock of NAC. Wye Investments owns the other 50% of the issued and outstanding stock of NAC. Mr. Paltrow also is a director of NAC. For fiscal 1999, DirectCom purchased from NAC $5,782,690 in mailing services. In addition, NAC is a guarantor of DirectCom's $3,500,000 revolving line of credit and with U.S. Bank and DirectCom is guarantor of NAC's $542,000 term loan due October 1, 2006 with U.S. Bank. Finally, DirectCom entered into a Management Agreement December 15, 1997 with NAC under which DirectCom paid 7% of its fiscal 1999 net revenues or $1,320,077 for sales and administrative support services, client referrals, strategic advice, etc.

         In January 1998 DirectCom agreed to sell 80,000 shares of DirectCom's Common Stock held as treasury stock to Seth Kanegis, Robert W. Paltrow's son-in-law, for $150,000.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.       FINANCIAL STATEMENTS

         The following financial statements are files as a part of this report:

                                                                                                                 Page
                                                                                                                 ----
         Report of Independent Public Accountants.............................................................    12
         Report of Independent Public Accountants.............................................................    13
         Consolidated Financial Statements:
              Balance Sheets as of December 31, 1999 and 1998.................................................    14
              Statements of Operations for the years ended December 31, 1999, 1998 and 1997...................    15
              Statements of Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997.........    16
              Statements of Cash Flows  for the years ended December 31, 1999, 1998 and 1997..................    17
              Notes to Consolidated Financial Statements......................................................    18

(a)      2.       FINANCIAL STATEMENT SCHEDULES

         The following financial statement schedule is filed as part of this report:
                                                                                                                 Page
                                                                                                                 ----
         II  Valuation of Qualifying Accounts.................................................................    32

         All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.


(a)      3        Exhibits:                                                                                      Page
                  --------                                                                                       ----

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


         10.1      Office Lease Agreement between Garrett Mountain                                                ___
                   Office Center Associates-I and DirectCom, with
                   regard to the Armonk, New York office has
                   been filed with DirectCom's 10-K for the year
                   ended December 31, 1996 and is hereby incorporated
                   by reference.

         10.2      Stock Option Plan                                                                              ___

         11.1      Statement regarding the computation of per-share
                   earnings is included in Note __ to Financial
                   Statements on sequentially numbered page __ and
                   is hereby incorporated by reference.                                                           N/A



         21        List of Subsidiaries                                                                           ___

         27        Financial Data Schedule (filed herewith)                                                       ___

(b)      DirectCom did not file any reports on Form 8-K during the fourth quarter of
         1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIRECTCOM, INC.



By:  /s/Nicholas Robinson
     -------------------------------
     Nicholas Robinson                                            April 14, 2000
     Chief Executive Officer and Chairman of the Board



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

                                                          Title                         Date
                                                          -----                         ----
By:  /s/Nicholas Robinson                                 President and Chief           April 14, 2000
     ---------------------------------                    Executive Officer
       Nicholas Robinson Chairman of the Board



By:  /s/ Robert W. Paltrow                                Director,                     April 14, 2000
     ---------------------------------                    Secretary/Treasurer
       Robert W. Paltrow



By:  /s/ Robert E. Herman                                 Director                      April 14, 2000
     --------------------------------
       Robert E. Herman
