Form 10-Q
period 2000-03-31
DIRECTCOM INC
filed 2000-05-11
CIK 847388

--------------------------------------------------------------------------------

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -----------------------


(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2000

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________


                        Commission File Number 33-27603

                            -----------------------

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                   YES  X     NO
                                                       ___       ___

The number of shares of Common Stock of the Registrant outstanding as of March 31, 2000 was 1,336,981.

     PART I - FINANCIAL INFORMATION

Item 1.    Financial Information
           ---------------------
                                                                                     Page No.
                                                                                     --------

Consolidated balance sheets - March 31, 2000 (unaudited) and December 31, 1999          3

Consolidated statements of operations (unaudited) - Three months ended
 March 31, 2000 and 1999                                                                4

Consolidated statements of cash flows (unaudited) - Three months ended
 March 31, 2000 and 1999                                                                5

Notes to consolidated financial statements                                              6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                       10

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                  13

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

           None

Item 3.    Defaults Upon Senior Securities
           -------------------------------

           None

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

           None

Item 5.    Other information
           -----------------

The basic and diluted earnings per common share for the three months ended March 31, 2000 is calculated as follows:

     Common shares outstanding                   1,336,981
     Common shares equivalents outstanding          64,000
     Net Loss                                    $(138,569)
     Per share - Basic loss                      $    (.04)
     Per share - Diluted loss                    $    (.04)

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

             (a)  Exhibits:                                                Page
                                                                           ----

             3.1  Amended and Restated Certificate of Incorporation.
                  The Certificate of Ownership and Merger was filed with Registrant's Form 10-K on April 20, 1990 and
                  is hereby incorporated by reference.                      __

             3.2  Bylaws of the Corporation already have been
                  filed with Registrant's prior Registration
                  Statement effective May 18, 1989 and are
                  hereby incorporated by reference.                        N/A

             4.1  Form of Common Stock Certificate (specimen)
                  has been filed with Registrant's Registration
                  Statement effective May 18, 1989, and is hereby
                  incorporated by reference.                               N/A

            10.1  Office Lease Agreement between Garrett Mountain           __
                  Office Center Associates-I and DirectCom, with regard to the Armonk, New York office has been filed with Registrant's 10-K for the year ended December 31, 1996 and is hereby incorporated by reference.

            10.2  Stock Option Plan                                         __

            11.1  Statement regarding the computation of per-share
                  earnings is included in Note __ to Financial
                  Statements on sequentially numbered page __ and
                  is hereby incorporated by reference.                     N/A

            27    Financial Data Schedule (filed herewith)                  __

             (b)  Reports on Form 8-K

                  Registrant filed a Form 8-K on March 30, 2000 reporting under item 4 of that Form a change in its certifying accountant for the performance of accounting and financial reporting services. Registrant reported that its decision to replace Thompson Dugan, PC with Goff Ellenbogen Backa & Alfera, LLC ("GEBA") was a result of Registrant's decision to remain with the individual at Thompson Dugan who was primarily responsible for performing such accounting and financial reporting services when he recently decided to join GEBA.

                                DIRECTCOM, INC.
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                                                                             March 31, 2000    December 31, 1999
                                                                                             ---------------   ------------------
                                                                                               (Unaudited)
CURRENT ASSETS
    Cash                                                                                        $ 1,264,658          $ 1,560,893
    Accounts receivable, net of allowance for doubtful accounts of  $176,220                        709,727              842,398
    Accounts receivable - related company                                                                 -              195,496
    Inventory                                                                                       303,645              297,799
    Prepaid and other current assets                                                                314,233              145,182
                                                                                                -----------          -----------
         Total current assets                                                                     2,592,263            3,041,768
PROPERTY, PLANT AND EQUIPMENT, Net                                                                6,224,653            6,393,502
OTHER ASSETS                                                                                        579,836              583,659
NET ASSETS (LIABILITIES) OF DISCONTINUED OPERATIONS                                                 (68,764)            (111,096)
                                                                                                -----------          -----------

TOTAL ASSETS                                                                                    $ 9,327,988          $ 9,907,833
                                                                                                ===========          ===========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Current maturities of long-term debt                                                            384,476              384,476
    Accounts payable                                                                                164,914              192,557
    Accounts payable - related company                                                               65,524                    -
    Income taxes payable                                                                                  -              204,894
    Accrued expenses and other current liabilities                                                  225,911              334,994
    Deferred revenue                                                                                      -               70,758
                                                                                                -----------          -----------
         Total current liabilities                                                                  840,825            1,187,679
LONG-TERM DEBT                                                                                    4,996,535            5,064,651
DEFERRED INCOME TAXES                                                                               513,300              531,600
MINORITY INTEREST                                                                                 1,003,519            1,011,525
                                                                                                -----------          -----------
         TOTAL LIABILITIES                                                                        7,354,179            7,795,455
SHAREHOLDERS' EQUITY
   Preferred stock $.00001 par value - authorized 10,000,000 shares;
     issued and outstanding: none                                                                         -                    -
   Common stock $.00001 par value - authorized 60,000,000 shares;
     issued: 3,661,983 shares, of which 2,325,002 shares are held as
     treasury stock.                                                                                     38                   38
    Paid-in capital                                                                                 659,777              659,777
    Retained earnings                                                                             4,806,494            4,945,063
                                                                                                -----------          -----------
                                                                                                  5,466,309            5,604,878
    Less  treasury stock, at cost                                                                (3,492,500)          (3,492,500)
                                                                                                -----------          -----------
         TOTAL SHAREHOLDERS' EQUITY                                                               1,973,809            2,112,378
                                                                                                -----------          -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                      $ 9,327,988          $ 9,907,833
                                                                                                ===========          ===========

                See notes to consolidated financial statements

                                DIRECTCOM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THREE MONTHS ENDED MARCH 31,
                                  (UNAUDITED)

                                                                                                        2000           1999
                                                                                                     ----------     ----------
REVENUES
  Agency                                                                                             $  449,971     $4,803,762
  Printing                                                                                              903,155      2,482,428
  Printing - related company                                                                            823,189        553,467
                                                                                                     ----------     ----------
        Total revenues                                                                                2,176,315      7,839,657
COST OF REVENUE
  Agency - related company                                                                              314,042      3,255,953
  Agency - other                                                                                         80,189         62,997
  Printing                                                                                            1,220,356      1,626,296
  Printing - related company                                                                             32,814              -
                                                                                                     ----------     ----------
        Total cost of revenue                                                                         1,647,401      4,945,246
  Selling, general and
    administrative expenses                                                                             449,317        501,893
  Administrative fee - related party (Note 8)                                                           153,412        554,031
  Depreciation and amortization                                                                         172,315        171,136
                                                                                                     ----------     ----------
        Total costs and expenses                                                                      2,422,445      6,172,307
                                                                                                     ----------     ----------
OTHER INCOME (EXPENSE)
  Interest expense                                                                                      (79,871)       (78,630)
  Rental income - related party                                                                          45,000              -
  Miscellaneous income                                                                                   38,426         18,769
                                                                                                     ----------     ----------
        Total other income (expense)                                                                      3,555        (59,861)
                                                                                                     ----------     ----------
(Loss) income from continuing operations before income taxes,
  minority interest and discontinued operations                                                        (242,575)     1,607,490
(Benefit) provision for income taxes                                                                    (96,000)       667,200
                                                                                                     ----------     ----------
(Loss) income from continuing operations before minority interest and
 discontinued operations                                                                               (146,575)       940,290
Minority interest in (loss) income of subsidiary                                                         (8,006)        53,966
                                                                                                     ----------     ----------
Income from continuing operations                                                                      (138,569)       886,324
Loss from discontinued operations (Note 2)                                                                    -        (61,761)
                                                                                                     ----------     ----------
Net (loss) income                                                                                    $ (138,569)    $  824,563
                                                                                                     ==========     ==========
BASIC (LOSS) EARNINGS PER SHARE
       Continuing operations                                                                         $    (0.04)    $     0.28
                                                                                                     ==========     ==========
       Discontinued operations                                                                       $        -     $    (0.02)
                                                                                                     ==========     ==========
DILUTED (LOSS) EARNINGS PER SHARE
       Continuing operations                                                                         $    (0.04)    $     0.29
                                                                                                     ==========     ==========
       Discontinued operations                                                                       $        -     $    (0.02)
                                                                                                     ==========     ==========

                See notes to consolidated financial statements.

                                DIRECTCOM, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THREE MONTHS ENDED MARCH 31,
                                  (UNAUDITED)

                                                                                           2000           1999
                                                                                        ----------    -----------
Cash flows from operating activities:
    Net (loss) income                                                                    $(138,569)   $   923,523
    Adjustments to reconcile net income
        to net cash provided by operating activities:
        Depreciation and amortization                                                      172,315        171,136
        Bad debt expense                                                                         -          9,048
        Minority interest                                                                   (8,006)        53,966
        Deferred taxes                                                                     (18,300)        16,600
        (Increase) decrease in:
           Accounts receivable                                                             132,671     (2,803,275)
           Accounts receivable - related company                                           195,496
           Inventory                                                                        (5,846)       143,968
           Prepaid and other current assets                                               (169,051)       (14,242)
           Other assets                                                                        357          9,492
        Increase (decrease) in:
           Accounts payable                                                                (27,643)      (131,114)
           Accounts payable - related company                                               65,524      1,822,815
           Income taxes payable                                                           (204,894)       399,291
           Accrued expenses and other current liabilities                                 (109,083)       127,757
           Deferred  revenue                                                               (70,758)             -
                                                                                        ----------    -----------
                 Net cash (used) provided by operating activities                         (185,787)       728,965
                                                                                        ----------    -----------
Cash flows from investing activities:
       Purchase of furniture and equipment                                                       -        (93,251)
                                                                                        ----------    -----------
                 Net cash used in investing activities                                           -        (93,251)
                                                                                        ----------    -----------
Cash flows from financing activities:
        Repayments of long-term debt                                                       (68,116)       (65,198)
                                                                                        ----------    -----------
                 Net cash used in financing activities                                     (68,116)       (65,198)
                                                                                        ----------    -----------
Net cash (used) provided by discontinued operations                                        (42,332)        30,680
                                                                                        ----------    -----------
Net (decrease) increase in cash                                                           (296,235)       601,196
Cash at beginning of period                                                              1,560,893      3,026,447
                                                                                        ----------    -----------
Cash at end of period                                                                   $1,264,658    $ 3,627,643
                                                                                        ==========    ===========

                See notes to consolidated financial statements.

                                DIRECTCOM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and related footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 2 - DISCONTINUED OPERATIONS

Effective September 30, 1999 the Company decided to close its database operations in West Paterson, New Jersey. Accordingly, the results of the database operations are shown as discontinued operations with the prior year restated in accordance with Accounting Principles Board Opinion No. 30. Components of amounts reflected in the statements of operations, balance sheets and statements of cash flow are as follows:

Statement of operations data for the three months ended March 31,

                                                           2000         1999
                                                           ----         ----

       Revenues                                          $      -    $ 753,035
       Costs and expenses                                       -     (851,996)
                                                         --------    ---------
       Operating loss                                           -      (98,961)
       Income tax benefit                                       -       37,200
                                                         --------    ---------
       Loss                                                     -      (61,761)
                                                         --------    ---------

Balance sheet data for the period ended
                                                          3/31/00     12/31/99
                                                          -------     --------
       Current Assets                                           -        1,304
       Property plant and equipment, net                        -            -
       Other assets                                        47,000       47,000
       Current liabilities                                      -       21,500
       Non current liabilities                            115,764      137,900
                                                         --------    ---------
       Net liabilities of discontinued operations         (68,764)    (111,096)
                                                         ========    =========


Cash flow data for the three months ended March 31,

       Cash flow from operations                         $(42,332)   $  30,680
       Cash flow from investments                               -            -
       Cash flow from financing activities                      -            -
                                                         --------    ---------
       Cash (used) provided by discontinued operations   $(42,332)   $  30,680
                                                         ========    =========

                                DIRECTCOM, INC.

NOTE 3 - INVENTORIES

Inventories consist of the following:

                                       March 31, 2000   December 31, 1999


       Paper                              $177,595           $155,552
       Other raw materials                  68,116             69,376
       Work-in-process                      57,934             72,871
                                          --------           --------
                                          $303,645           $297,799
                                          ========           ========

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

ACCOUNTS PAYABLE - ACCOUNTS RECEIVABLE - RELATED COMPANY

The accounts payable - related company at March 31, 2000 represents amounts due to NAC for printing and mailing services. Offsets against the related party payable are receivables due from NAC in the amount of $454,398 at March 31, 2000.

The accounts receivable - related company at December 31, 1999 represents amounts due the Company from NAC for printing services and lease revenue. Offset against the related party receivable are payables due NAC in the amount of $230,789 at December 31, 1999.

LEASE REVENUE - RELATED COMPANY

During 1999, the Company agreed to lease NAC equipment under two operating leases. The lease terms are three years, cancelable upon a thirty day notice by either party, without penalty. The current period rental income due from NAC is $45,000.

Administrative Fee

On December 15, 1997, the Company entered into a management agreement with NAC. The agreement provides for administrative, consulting and management support services. This fee is computed based on 7% of consolidated revenues. The amount due NAC as of March 31, 2000 related to this fee is $302,712.

                                DIRECTCOM, INC.

NOTE 5 - INCOME TAXES

The income tax expense or benefit consists of the Company's current liability or credit for federal and state taxes and the changes in the Company's deferred income tax assets and liabilities. Differences between the federal statutory rate and the Company's effective tax rate are primarily due to state taxes and certain non-deductible expenses.

The effective tax rate was 39.5% for the three months ended March 31, 2000 and 41.5% for the three months ended March 31, 1999, respectively. The higher rate in 1999 reflects certain non-deductible expenses not applicable to the first quarter of 2000. The provision for the three month period ended March 31,2000 reflects management's estimate of the expected annual effective rate for the year ending December 31, 2000.

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

The table below presents information about the Company's segments for the three months ended March 31, 2000 and 1999.

The table below presents information about the Company's segments.


March 31, 2000             Agency          Printing          Total
                           ------          --------          -----
        Revenues        $  449,971        $1,741,625       $2,191,596
        EBITDA             (55,568)          135,164           79,596

March 31, 1999             Agency          Printing          Total
                           ------          --------          -----
        Revenues        $4,803,762        $3,110,956       $7,914,718
        EBITDA           1,476,942           915,575        2,392,517

                                DIRECTCOM, INC.

A reconciliation of the total segment revenues to total consolidated revenues and the total segment EBITDA to total consolidated (loss) income before income taxes for the three months ended March 31, 2000 and 1999 is as follows:

       Revenues                                              March 31, 2000          March 31, 1999
                                                             --------------          --------------
       Total segment revenues                                  $2,191,596              $7,914,718
       Elimination of intercompany revenue                        (15,281)                (75,061)
                                                               ----------              ----------
       Consolidated revenues                                   $2,176,315              $7,839,657
                                                               ==========              ==========
       EBITDA                                                March 31, 2000          March 31, 1999
                                                             --------------          --------------
       Total EBITDA for reportable segments                    $   79,596              $2,392,517
       Management fee                                            (153,412)               (554,031)
       Interest expense                                           (48,945)                (78,630)
       Depreciation and amortization                             (172,315)               (171,136)
       Other income                                                52,500                  18,769
                                                               ----------              ----------
       Consolidated (loss) income before taxes                 $ (242,576)             $1,607,489

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations.

Periods Ended March 31, 2000 and March 31, 1999

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

(a)  Results of Operations - Three Months Ended March 31, 2000 and March 31,
     1999

                                                      2000
                                                    --------
                                   Agency           Printing           Total
                                   ------           --------           -----
          Revenues               $  449,971        $1,726,344       $2,176,315
          Gross profit           $  117,822        $  473,174       $  590,996
          Operating loss         $ (202,680)       $  (40,077)      $ (242,757)

                                                      1999
                                                    --------
          Revenues               $4,803,762        $3,035,895       $7,839,657
          Gross profit           $1,484,812        $1,409,599       $2,894,411
          Operating income       $1,013,101        $  594,388       $1,607,489

Revenues
--------

Net revenue decreased $5,663,342 from $7,839,657 in 1999 to $2,176,135 in 2000.
The revenue decline is primarily attributed to the loss of a significant common customer, which accounted for approximately 52 percent of the prior period revenue. Management believes the loss of this common significant customer may have an adverse impact on future earnings of the Company, but anticipates the Company will remain competitive and anticipates replacing the revenue loss through the establishment of relationships with new agency and printing customers.

Cost of Revenue
---------------

The Company's cost of revenue, as a percentage of net revenues, was 75.6% for the three month period ended March 31, 2000 as compared to 63% for the prior period.

The agency cost of revenue for the three months ended March 31, 2000, as a percentage of agency revenues, increased 18.6% from the prior period. The printing cost of revenue for the three months ended March 31, 2000, as a percentage of printing revenues, increased 9.8% from the prior period. The prior period includes sales to a significant customer who provided a majority of their own raw materials, as a result the prior period had lower costs and increased margins. During December 1999 this significant customer ceased doing business with the Company.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses decreased $52,576 for the three month period ended March 31, 2000 as compared to the prior period. The current period decrease resulted from the decrease in costs due to decreased revenues.

Administration fee - related company
------------------------------------

The administrative fee - related company decreased $400,619 in 2000 as compared to the prior period. The current period decrease resulted from decreased revenue for the three months ended March 31, 2000. The administrative fee results from a management agreement with NAC for administrative, consulting and management support services provided to the Company. This fee is based on 7% of consolidated revenues.

Depreciation and Amortization
-----------------------------

Depreciation and amortization expense increased $1,179 as compared to the prior period.

Interest Expense
----------------

Interest expense increased $1,241 for the three month period as compared to the prior period. The current period increase resulted from an increase in interest rates on a long term loan.

Other Income (Expense)
----------------------

During 1999, the Company entered into a lease agreement with a related party resulting in rental income. The current period proceeds for the three month period total $45,000. (Note 4). Miscellaneous income primarily represents interest income on the Company's cash deposits. The decrease in interest income is attributed to the overall decrease in cash during the first quarter of 2000 as compared to the same period in 1999.

Income Taxes
------------

The income tax benefit resulted from a loss from operations. The effective tax rate was approximately 39.5% and 41.5% for the three months ended March 31, 2000 and 1999, respectively. The higher effective rate in 1999 reflects certain non-deductible expenses not relative to the 2000 first quarter tax provision. The income tax benefit for the three month period ended March 31, 2000 reflects management's estimate of the expected annual effective rate for the year ending December 31, 2000.

Liquidity and Capital Resources
-------------------------------

                                                 3/31/00            12/31/99
                                                 -------            --------
       Working capital                          $1,751,438         $1,854,089
       Cash                                      1,264,658          1,560,893

                                                 3/31/00             3/31/99
                                                 -------             -------
       Cash (used) provided by operating
        activities                                (185,787)           728,965
       Cash used in investing activities                 -             93,251
       Cash used in financing activities            68,116             65,198

Working capital decreased as of March 31, 2000 by $102,651 as compared to December 31, 1999, primarily as a result of decreased cash and is offset by an increase in prepaid expenses due to prepaid income taxes in the amount of $167,806.

The decrease in cash flows from operations in 2000 as compared to 1999 resulted primarily from the current period loss and the decrease in the accounts receivable as a result of the decreased revenues.

The Company had no investing activities for the current period.

The cash used in financing resulted from the reduction in the Company's long-term debt.

At March 31, 2000, the Company had outstanding debt of $5,38,011 primarily in the form of notes payable. The amount available under the Company's lines of credit at March 31, 2000 was approximately $3,500,000. The Company anticipates that current cash balances will provide sufficient funds to meet its working capital and capital expenditures through December 31, 2000.

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

Item 3:   Quantitative and Qualitative Disclosures About Market Risk

Not applicable