Form 10-Q
period 2000-06-30
DIRECTCOM INC
filed 2000-08-14
CIK 847388

------------------------------------------------------------------------------


                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ............ to ............


                         Commission File Number 33-27603

                             ---------------------

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

The number of shares of Common Stock of the Registrant outstanding as of June 30, 2000 was 1,336,981.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Information
         ---------------------

                                                                          Page No.
                                                                         ---------

Consolidated balance sheets - June 30, 2000 (unaudited)
  and December 31, 1999                                                        3

Consolidated statements of operations (unaudited) - Three months ended
  June 30, 2000 and 1999                                                       4

Consolidated statements of operations (unaudited) - Six months ended
  June 30, 2000 and 1999                                                       5

Consolidated statements of cash flows (unaudited) - Six months ended
  June 30, 2000 and 1999                                                       6

Notes to consolidated financial statements                                     7

Item 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                               9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          11

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

Item 2.   Changes in Securities
          ---------------------
          None

Item 3.   Defaults Upon Senior Securities
          -------------------------------
          None

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          None


Item 5.   Other information
          -----------------
The basic and diluted earnings per common share for the six months ended June 30, 2000 is calculated as follows:

          Common shares outstanding                 1,336,981
          Common shares equivalents outstanding        64,000

          Continuing Operations
          ---------------------
          Net Loss                                 $  (79,272)
          Per share - Basic loss                   $     (.02)
          Per share - Diluted loss                 $     (.02)

          Discontinued Operations
          ------------------------
          Net Loss                                 $ (590,055)
          Per share - Basic loss                   $     (.16)
          Per share - Diluted loss                 $     (.20)

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

         10.2 Stock Option Plan                                    ___

         10.3 Stock Purchase Agreement (filed herewith)             13

         10.4 Asset Purchase Agreement (filed herewith)             16

         11.1 Statement regarding the computation of per-share
              earnings is included in Note __ to Financial
              Statements on sequentially numbered page __ and
              is hereby incorporated by reference.                N/A

           27 Financial Data Schedule (filed herewith)            ___

          (b) Reports on Form 8-K

          Registrant filed a Form 8-K on July 17, 2000 reporting under Item 2 of that Form of the sale of substantially all of Registrant's assets to North American Communications, Inc. ("NAC"), a related party, to a Stock Purchase Agreement dated as of June 30, 2000 and an Asset Purchase Agreement dated as of July 1, 2000. Registrant's pro forma financial information and financial statements for the transactions with NAC required under Item 7 of Form 8-K have not yet been filed and will follow.

                                DIRECTCOM, INC.

                          CONSOLIDATED BALANCE SHEETS


                                        ASSETS

                                                                         June 30, 2000     December 31, 1999
                                                                         -------------     -----------------
                                                                        (Unaudited)

CASH                                                                     $      513,069     $      351,012
                                                                         ---------------    --------------
Total current assets                                                            513,069            351,012
NOTE RECEIVABLE - RELATED COMPANY                                               650,000                  -
OTHER ASSETS                                                                    269,909            267,209
NET (LIABILITIES) ASSETS OF DISCONTINUED OPERATIONS                            (146,809)         1,235,574
                                                                         ---------------    --------------
TOTAL ASSETS                                                             $    1,286,169     $    1,853,795
                                                                         ===============    ==============

                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                              9,279              6,100
    Accrued expenses and other current liabilities                               19,250                  -
                                                                         ---------------    --------------
         Total current liabilities                                               28,529              6,100
                                                                         ---------------    --------------
TOTAL LIABILITIES                                                                28,529              6,100

SHAREHOLDERS' EQUITY
   Preferred stock $.00001 par value - authorized 10,000,000
      shares; issued and outstanding: none                                            -                  -
   Common stock $.00001 par value - authorized 60,000,000 shares;
      shares are held as treasury stock.                                             38                 38
      issued: 3,661,983, of which 2,325,002 shares are held as
        treasury                                                                659,777            659,777
    Retained earnings                                                         4,090,325          4,680,380
                                                                         ---------------    --------------
                                                                              4,750,140          5,340,195
    Less treasury stock, at cost                                             (3,492,500)        (3,492,500)
                                                                         ---------------    --------------
         TOTAL SHAREHOLDERS' EQUITY                                           1,257,640          1,847,695
                                                                         ---------------    --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $    1,286,169     $    1,853,795
                                                                         ===============    ==============

                See notes to consolidated financial statements

                               DIRECTCOM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THREE MONTHS ENDED JUNE 30,
                                  (UNAUDITED)


                                                                         2000               1999
                                                                     -----------          ---------
REVENUES                                                             $        -           $      -
   Total revenues                                                             -                  -
Selling, general and administrative expenses                              83,542             93,971
                                                                     -----------          ---------
    Total costs and expenses                                              83,542             93,971
                                                                     -----------          ---------
OTHER INCOME
  Miscellaneous income                                                    11,331             15,179
                                                                     -----------          ---------
        Total other income                                                11,331             15,179
                                                                     -----------          ---------
Loss from continuing operations before income taxes and
  discontinued operations                                                (72,211)           (78,792)
Benefit for income taxes                                                 (28,884)           (31,517)
                                                                     -----------          ---------
Loss from continuing operations before discontinued operations           (43,327)           (47,275)

(Loss) income from discontinued operations (Note 2)                     (510,783)           181,257
                                                                     -----------          ---------
Net (loss) income                                                    $  (554,110)         $ 133,982
                                                                     ===========          =========
BASIC EARNINGS PER SHARE
       Continuing operations                                         $     (0.01)         $   (0.06)
                                                                     ===========          =========
       Discontinued operations                                       $     (0.16)         $   (0.06)
                                                                     ===========          =========
DILUTED EARNINGS PER SHARE
       Continuing operations                                         $     (0.01)         $   (0.01)
                                                                     ===========          =========
       Discontinued operations                                       $     (0.16)         $   (0.05)
                                                                     ===========          =========


                See notes to consolidated financial statements.

                                DIRECTCOM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR SIX MONTHS ENDED JUNE 30,
                                  (UNAUDITED)

                                                                         2000            1999
                                                                     ------------    -----------
REVENUES                                                             $          -    $         -
                                                                     ------------    -----------
        Total revenues                                                          -              -

  Selling, general and administrative expenses                            160,033        183,258
                                                                     ------------    -----------
        Total costs and expenses                                          160,033        183,258
                                                                     ------------    -----------

OTHER INCOME
  Miscellaneous income                                                     27,915         30,104
                                                                     ------------    -----------
        Total other income                                                 27,915         30,104
                                                                     ------------    -----------

Loss from continuing operations before income taxes and
  and discontinued operations                                            (132,118)      (153,154)
Benefit for income taxes                                                  (52,846)       (61,261)
                                                                     ------------    -----------
Loss from continuing operations before discontinued operations            (79,272)       (91,893)
(Loss) income from discontinued operations (Note 2)                      (510,783)     1,050,436
                                                                     ------------    -----------
Net (loss) income                                                    $   (590,055)   $   958,543
                                                                     ============    ===========
BASIC EARNINGS PER SHARE
       Continuing operations                                         $      (0.02)   $     (0.03)
                                                                     ============    ===========
       Discontinued operations                                       $      (0.16)   $       .33
                                                                     ============    ===========

DILUTED EARNINGS PER SHARE
       Continuing operations                                         $      (0.02)   $     (0.03)
                                                                     ============    ===========
       Discontinued operations                                       $      (0.16)   $       .29
                                                                     ============    ===========

                See notes to consolidated financial statements.

                                DIRECTCOM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR SIX MONTHS ENDED JUNE 30,
                                  (UNAUDITED)

                                                                                2000                 1999
                                                                             ------------        -----------
Cash flows from operating activities:
    Net (loss) income                                                         $   (590,055)       $  958,543
    Adjustments to reconcile net income
     to net cash provided by operating activities:
        (Increase) decrease in:
           Note receivable - related company                                      (650,000)                -
           Other assets                                                             (2,700)                -
        Increase (decrease) in:
           Accounts payable                                                          3,179                 -
           Accrued expenses and other current liabilities                           19,250                 -
                                                                             -------------       -----------
                 Net cash (used) provided by operating activities               (1,220,326)          958,543

Cash flows from financing activities:
        Excercised stock options                                                         -             9,600
                                                                             -------------       -----------
                 Net cash provided by financing activities                               -             9,600
                                                                             -------------       -----------

Net cash provided (used) by discontinued operations                              1,382,383        (1,222,933)
                                                                             -------------       -----------
Net increase (decrease) in cash                                                    162,057          (254,790)

Cash at beginning of period                                                        351,012         1,205,089
                                                                             -------------       -----------

Cash at end of period                                                        $     513,069       $   950,299
                                                                             =============       ===========


                See notes to consolidated financial statements.

                                 DIRECTCOM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and related footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.


NOTE 2 - DISCONTINUED OPERATIONS


Effective June 30, 2000 the Company sold two hundred thirty two and one-third (232 and 1/3) shares of Common Stock (the "Shares") of its subsidiary Color Graphics, Inc. ("Color Graphics") to a related party, North American Communications, Inc. (NAC) for $800,000, plus the assumption of a payable to Color Graphics, Inc. of $2,347,588. The Company also sold its Agency division to NAC for $50,000. Effective September 30, 1999 the Company closed its database operations in West Paterson, New Jersey.

Accordingly, the results of the discontinued operations with the prior year restated in accordance with Accounting Principles Board Opinion No. 30. Components of amounts reflected in the statements of operations, balance sheets and statements of cash flow are as follows:

Statement of operations data for the six months ended June 20,


                                                         2000          1999
                                                      ---------     ---------
    Revenues                                        $ 4,603,313   $ 13,181,907
    Costs and expenses                               (4,735,929)   (11,432,471)
                                                    -----------   ------------
    Operating (loss) income                            (132,616)     1,749,436
    Income tax provision                                 53,345       (699,000)
                                                    -----------   ------------
    Net (loss) income                                   (79,271)     1,050,436
                                                    -----------   ------------
    Loss on sale of Color Graphics                     (557,105)
    Gain on sale of DirectLine Agency                    46,322
                                                    -----------
    Loss                                               (510,783)
                                                    -----------
                                                        590,054
                                                    ===========

Balance sheet data for the period ended
                                                       6/31/00       12/31/99
                                                      ---------     ----------
    Current Assets                                            -      2,689,060
    Property plant and equipment, net                         -      6,393,502
    Other assets                                              -        366,450
    Current liabilities                                       -      1,337,579
    Deferred income taxes                                 3,400        531,600
    Non current liabilities                             143,409      6,344,259
                                                    -----------   ------------
    Net liabilities of discontinued operations         (146,809)     1,235,574
                                                    ===========   ============

Cash flow data for the six months ended June 30,
    Cash flow from operations                       $ 1,536,721   $   (951,110)
    Cash used in investments                                  -        (92,712)
    Cash flow from financing activities                (137,754)      (179,111)
                                                    -----------   ------------
    Cash provided (used) by discontinued operations $ 1,398,967   $ (1,222,933)
                                                    ===========   ============

                                 DIRECTCOM, INC.

NOTE 3 - RELATED-PARTY TRANSACTIONS

Certain of the Company's major shareholders also exercise control over North American Communications, Inc. (NAC), a related party Company. The Company's note receivable related company is the balance due on the remaining installments relating to the sale of Color Graphics, Inc. and the sale of the Company's DirectLine Production Agency to North American Communications, Inc. The loan payable related party payable resulted from cash transfers to the Company from Color Graphics, Inc.

NOTE 4 - INCOME TAXES

The income tax benefit consists of the Company's current credit for federal and state taxes. The effective tax rate was 40% for the six months ended June 30, 2000 and June 30, 1999.

NOTE 5 - EARNINGS PER SHARE

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

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations.

Periods Ended June 30, 2000 and June 30, 1999

General

Effective June 30, 2000 the Company sold its 82% ownership in Color Graphic, Inc. and their DirectLine Productions Agency operations to North American Communications, Inc. ("NAC"), a related party. The selling price of Color Graphics, Inc was $800,000, of which $200,000 was paid at the time of the closing and the balance payable in three annual installments of $200,000 (plus simple interest at the rate of 8%), plus the assumption of a payable to ColorGraphics, Inc. of $2,347,588. The DirectLine Productions Agency selling price was $50,000. The proceeds from the Agency sale were subsequently paid in July. Additionally, in September of 1999 the Company phased out their database operations.

The Company is currently re-evaluating directional and growth strategies for the future. The Company will continue to maintain executive offices in Armonk, New York. At present the Company does not anticipate any further revenue for the remainder of the year 2000.

(a)  Results of Operations -- Three Months Ended June 30, 2000 and June 30, 1999

Selling, General and Administrative Expenses
--------------------------------------------

The selling, general and administrative cost for the three month period ended June 30, 2000 relate to executive operational costs and reflect officer salaries, travel and entertainment, consulting and legal expenditures for the period.

Other Income
------------

Miscellaneous income primarily represents interest income on the Company's cash deposits. The current period decrease in interest income is attributed to the decreased cash balances during the second quarter of 2000 as compared to the same period in 1999.

Income Taxes
------------

The income tax benefit resulted from a loss from operations. The effective tax rate was 40% for the three months ended June 30, 2000 and 1999, respectively.

Selling, General and Administrative Expenses
--------------------------------------------

(b)  Results of Operations -- Six Months Ended June 30, 2000 and June 30, 1999

The selling, general and administrative cost for the six month period ended June 30, 2000 relate to executive operational costs and reflect officer salaries, travel and entertainment, consulting and legal expenditures for the period.

Other Income
------------

Miscellaneous income primarily represents interest income on the Company's cash deposits. The current period decrease in interest income is attributed to the decreased cash balances during the second quarter of 2000 as compared to the same period in 1999.

Income Taxes
------------

The income tax benefit resulted from a loss from operations. The effective tax rate was 40% for the six months ended June 30, 2000 and 1999, respectively.

Liquidity and Capital Resources
-------------------------------


                                                    6/30/00         12/31/99
                                                  -----------    -------------
    Working capital                               $   484,540     $   344,912
    Cash                                              513,069         351,012


                                                    6/30/00          6/30/99
                                                  -----------      -----------
    Cash (used) provided by operating activities   (1,328,222)        958,543
    Cash used in financing activities                       -           9,600


Working capital increased as of June 30, 2000 by $139,628 as compared to December 31, 1999, primarily as a result increased cash.

The decrease in cash flows from operations in 2000 resulted primarily from the current period loss and the activity relating to the Company's sale of its Color Graphics, Inc. and DirectLine Productions Agency division.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIRECTCOM, INC.



By:  /s/ Nicholas Robinson
     --------------------------------
     Nicholas Robinson
     Chief Executive Officer and Chairman of the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




                                                    Title                           Date
                                                    -----                           ----

By:  /s/ Nicholas Robinson                         President and Chief              8//14/00
     ----------------------------------------      Executive Officer
     Nicholas Robinson, Chairman of the Board


By:  /s/ Robert W. Paltrow                         Director,                        8/14/00
     ----------------------------------------      Secretary/Treasurer
     Robert W. Paltrow


By:  /s/ Robert E. Norman                          Director                         8/14/00
     ----------------------------------------
     Robert E. Norman
