Form 10-Q/A
period 2000-09-11
DIRECTCOM INC
filed 2000-09-12
CIK 847388

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-Q/A-1

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2000, or

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                              September 11, 2000


                                DIRECTCOM, INC.
            (Exact name of registrant as specified in its charter)


                                   Delaware
                (State or other jurisdiction of incorporation)


     02-22475                                            22-2942013
(Commission File No.)                        (IRS Employer Identification No.)


                                20 Maple Avenue
                            Armonk, New York 10504
                    (Address of principal executive office)
                                  (zip code)

                                (914) 273-8620
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

The number of shares of Common Stock of the Registrant issued and outstanding as of June 30, 2000 was 1,336,981 shares.

Documents Incorporated by Reference:  None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits                         Page
                                               ----

              Stock Purchase Agreement          3

         (b)  Reports on Form 8-K

              Registrant filed a Form 8-K/A on September 11, 2000 to revise its report under Item 2 of that Form on the sale of substantially all of Registrant's assets to North American Communications, Inc. ("NAC") pursuant to a Stock Purchase Agreement dated as of June 30, 2000 and an Asset Purchase Agreement dated as of July 1, 2000. Registrant revised its report to disclose that, pursuant to the terms of the Stock Purchase Agreement, NAC assumed $2,347,588 of debt owed by Registrant to Color Graphics, Inc.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIRECTCOM, INC.

By: /s/ Nicholas W. Robinson
    ------------------------
    Nicholas Robinson, President, Chief Executive Officer and Chairman of the Board


By: /s/ Robert W. Paltrow
    ---------------------
    Robert W. Paltrow, Director, Secretary, Treasurer


By: /s/ Robert E. Herman
    ----------------------------------
    Robert E. Herman, Director